Form 10-Q
period 2022-04-01
ESAB Corp
filed 2022-05-10
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number - 001-41297
ESAB Corporation
(Exact name of registrant as specified in its charter)

Delaware	87-0923837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

909 Rose Avenue, 8th Floor
North Bethesda, Maryland	20852
(Address of principal executive offices)	(Zip Code)

(301)	323-9099
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ESAB	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☑
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 1, 2022, there were 60,034,311 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
COMBINED CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021

Net sales	$647,911	$568,128
Cost of sales	423,580	368,333
Gross profit	224,331	199,795
Selling, general and administrative expense	135,413	124,419
Restructuring and other related charges	5,304	3,075
Operating income	83,614	72,301
Interest income and other, net	556	225
Income from continuing operations before income taxes	84,170	72,526
Income tax expense	25,746	13,992
Net income from continuing operations	58,424	58,534
Loss from discontinued operations, net of taxes	(2,021)	—
Net income	56,403	58,534
Less: Income attributable to noncontrolling interest, net of taxes	966	876
Net income attributable to ESAB Corporation	$55,437	$57,658
Earnings (loss) per share - basic
Income from continuing operations	$0.96	$0.96
Loss on discontinued operations	$(0.03)	$—
Net income per share	$0.93	$0.96
Earnings (loss) per share - diluted
Income from continuing operations	$0.96	$0.96
Loss on discontinued operations	$(0.03)	$—
Net income per share - diluted	$0.93	$0.96

See Notes to Combined Condensed Financial Statements.

ESAB CORPORATION
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income	$56,403	$58,534
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $338 and $1,491	(45,189)	(30,039)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $241 and $0	786	221
Other comprehensive loss	(44,403)	(29,818)
Comprehensive income	12,000	28,716
Less: comprehensive income attributable to noncontrolling interest	458	564
Comprehensive income attributable to ESAB Corporation	$11,542	$28,152

See Notes to Combined Condensed Financial Statements.

ESAB CORPORATION
COMBINED CONDENSED BALANCE SHEETS
Dollars in thousands
(Unaudited)

	April 1, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,631	$41,209
Trade receivables, less allowance for credit losses of $27,484 and $23,912	410,201	383,496
Inventories, net	462,535	420,062
Prepaid expenses	59,017	51,949
Other current assets	59,703	67,357
Total current assets	1,048,087	964,073
Property, plant and equipment, net	280,592	286,278
Goodwill	1,513,943	1,532,993
Intangible assets, net	508,523	521,434
Lease assets - right of use	107,723	107,944
Other assets	322,481	48,540
Total assets	$3,781,349	$3,461,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$368,999	$345,480
Accrued liabilities	283,411	251,109
Total current liabilities	652,410	596,589
Other liabilities	611,577	362,945
Total liabilities	1,263,987	959,534
Parent’s Equity:
Net Parent investment	3,040,898	2,921,623
Accumulated other comprehensive loss	(564,046)	(460,888)
Total Parent’s equity	2,476,852	2,460,735
Noncontrolling interest	40,510	40,993
Total equity	2,517,362	2,501,728
Total liabilities and equity	$3,781,349	$3,461,262

See Notes to Combined Condensed Financial Statements.

ESAB CORPORATION
COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands
(Unaudited)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total

Balance at December 31, 2021	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	55,437	—	966	56,403
Distributions to noncontrolling owners	—	—	(941)	(941)
Other comprehensive income, net of tax expense of $579	—	(43,895)	(508)	(44,403)
Common stock-based award activity	1,728	—	—	1,728
Transfers from Parent, net	62,110	(59,263)	—	2,847
Balance at April 1, 2022	$3,040,898	$(564,046)	$40,510	$2,517,362

	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total

Balance at December 31, 2020	$2,898,831	$(396,203)	$42,139	$2,544,767
Net income	57,658	—	876	58,534
Distributions to noncontrolling owners	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax expense of $1,491	—	(29,506)	(312)	(29,818)
Common stock-based award activity	1,586	—	—	1,586
Transfers to Parent, net	(55,069)	—	—	(55,069)
Balance at April 2, 2021	$2,903,006	$(425,709)	$41,649	$2,518,946

See Notes to Combined Condensed Financial Statements.

ESAB CORPORATION
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 1, 2022	April 2, 2021

Cash flows from operating activities:
Net income	$56,403	$58,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,689	18,720
Stock-based compensation expense	1,728	1,586
Deferred income tax expense (benefit)	3,509	(974)
Changes in operating assets and liabilities:
Trade receivables, net	(29,833)	(35,041)
Inventories, net	(41,925)	(29,373)
Accounts payable	11,975	55,606
Other operating assets and liabilities	(2,457)	(6,211)
Net cash provided by operating activities	16,089	62,847
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,903)	(4,700)
Proceeds from sale of property, plant and equipment	2,746	153
Acquisition, net of cash received	—	(4,859)
Net cash used in investing activities	(3,157)	(9,406)
Cash flows from financing activities:
Repayments of short-term borrowings	(511)	(3)
Payment of deferred consideration	(1,500)	—
Distributions to noncontrolling interest holders	(941)	(1,054)
Transfers from (to) Parent, net	2,847	(55,069)
Net cash used in financing activities	(105)	(56,126)
Effect of foreign exchange rates on Cash and cash equivalents	2,595	(1,370)
Increase (decrease) in Cash and cash equivalents	15,422	(4,055)
Cash and cash equivalents, beginning of period	41,209	49,209
Cash and cash equivalents, end of period	$56,631	$45,154

See Notes to Combined Condensed Financial Statements.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

ESAB Corporation (“ESAB” or the “Company”) is a world leader in fabrication and specialty gas control technology, providing our partners with advanced equipment, consumables, specialty gas control, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter. As used herein, the first quarter results for 2022 and 2021 refer to the 13-week periods ended April 1, 2022 and April 2, 2021, respectively.

On April 4, 2022, Colfax Corporation (“Colfax” or the “Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as described below, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). Upon completion of the Distribution, Colfax changed its name to Enovis Corporation (“Enovis”) and continued to hold 10% of the outstanding common stock of ESAB. Refer to “Note 14. Subsequent Events” for additional information regarding the Separation.

ESAB Corporation, which was incorporated on May 19, 2021, became the new ultimate parent company for Parent’s Fabrication Technology business during the three months ended April 1, 2022.

The Company has historically operated as part of the Parent and not as a stand-alone company. The financial statements have been derived from the Parent’s historical accounting records and are presented on a carve-out basis for all historical periods included. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the financial statements. The financial statements also include allocations of certain general and administrative expenses from the Parent’s corporate office. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of the Parent during the applicable period. Related party cost allocations are discussed further in Note 13, “Related Party Transactions.”

In addition, on March 23, 2022, the 1,000 shares of ESAB common stock then held by Colfax, representing all outstanding shares of ESAB common stock as of that date, were recapitalized into 60,034,311 shares of ESAB common stock held by Colfax. All per share amounts in the Combined Condensed Statement of Operations have been retroactively adjusted to give effect to this recapitalization.

On January 31, 2022, and in anticipation of the Separation, all remaining legal entities which were part of the Fabrication Technology segment of Colfax along with certain entities that were part of the Corporate segment of Colfax became subsidiaries of ESAB through a legal entity restructuring. This reorganization resulted in the inclusion of the following items in ESAB for the period ending April 1, 2022:

•Certain operating entities that form the historical Fabrication Technology business.

•Certain entities which historically have been a part of Colfax's Corporate reportable segment, including components of the Colfax tax, treasury, legal, human resources and other finance functions that served the entirety of Colfax.

•Certain entities relating to the Parent’s previously divested Fluid Handling and Air and Gas Handling businesses which hold certain asbestos assets, liabilities, costs and insurance recoveries related to the asbestos obligations of these legacy industrial businesses. Refer to Note 2, “Discontinued Operations” and Note 11, “Commitments and Contingencies” for additional information on our accounting for these legacy industrial businesses.

•Certain pension plan assets and liabilities due to transfer of sponsorship of two U.S. defined benefit plans and a U.S. other post-retirement benefit plan from the Parent to ESAB as of March 21, 2022. Refer to Note 9, “Benefit Plans” for additional information on the benefit plans transferred to ESAB.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The above items, with the exception of the operating entities that form the Fabrication Technology business, were not previously included in the Company’s 2021 historical carve-out financial statements. The carve-out financial statements for the year ended December 31, 2021 in ESAB’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”), were presented on a combined basis. Such basis of accounting differences before and after the legal entity contributions in the three months ended April 1, 2022 may impact the comparability between periods in these Combined Condensed Financial Statements.

The Parent utilizes a centralized approach to cash management and financing of its operations. Financing transactions relating to the Company are accounted for through the Parent investment account of the Company. Accordingly, none of the Parent’s cash, cash equivalents or debt at the corporate level has been assigned to the Company in these financial statements.
Net Parent investment, which includes retained earnings, represents the Parent’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Parent have been included in the accompanying Financial Statements. Transactions with the Parent are reflected in the accompanying Combined Condensed Statements of Equity as “Transfers from (to) Parent, net” and in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”
The Combined Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Combined Condensed Financial Statements in accordance with U.S. generally accepted accounting principles, or “GAAP”. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Combined Condensed Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Combined Condensed Statements of Operations. Research and development costs were $9.5 million during the three months ended April 1, 2022, and $9.5 million during the three months ended April 2, 2021.

In addition to the factors discussed elsewhere in this Form 10-Q, the results of operations for the three month period ended April 1, 2022, are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Since 2020, these historical seasonality trends have been impacted by the worldwide spread of a novel coronavirus disease (“COVID-19”).

These Combined Condensed Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with GAAP, for the preparation of carved-out Combined Condensed Financial Statements and are unaudited. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Combined Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Combined Financial Statements and related notes included in the Company’s Form 10.

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The entities which hold these assets and liabilities became subsidiaries of the Company during the three months ended April 1, 2022 in connection with the Separation. These assets and liabilities were not included in the Company’s historical Combined Financial Statements for 2021 as the Company did not have legal title to these assets, nor was the Company the legal obligor of these liabilities. The 2022 amounts reflect income, expenses, assets and liabilities historically recorded within Parent corporate entities that were not part of Parent’s Fabrication Technology segment. Refer to “Note 1. Organization and Basis of Presentation” for additional information.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company has classified asbestos-related activity in its Combined Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. See Note 11, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three months ended April 1, 2022 was $4.6 million.

3. Revenue

The Company develops, manufactures and supplies consumable welding and cutting products and equipment, as well as gas control equipment. The Company provides a wide range of products with innovative technologies to solve challenges in a range of industries, including cutting, joining and automated welding. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Equipment	$188,348	$173,750
Consumables	459,563	394,378
Total	$647,911	$568,128

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 1, 2022 is immaterial.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021 and December 31, 2020, total contract liabilities were $22.3 million and $21.6 million, respectively, and were included in Accrued liabilities on the Combined Condensed Balance Sheets. During the three months ended April 1, 2022 and April 2, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $9.1 million and $13.5 million, respectively. As of April 1, 2022 and April 2, 2021 total contract liabilities were $25.9 million and $24.4 million, respectively, and were included in Accrued liabilities on the Company’s Combined Condensed Balance Sheets.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Combined Condensed Balance Sheets is as follows:

	Three Months Ended April 1, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,912	$4,373	$(780)	$(21)	$27,484

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Earnings per Share from Continuing Operations

Earnings per share from continuing operations was computed as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands, except share and per share data)
Computation of earnings (loss) per share from continuing operations - basic and diluted:
Income from continuing operations attributable to ESAB Corporation(1)	$57,458	$57,658
Weighted-average shares of common stock outstanding – basic and diluted(2)	60,034,311	60,034,311
Income per share from continuing operations – basic and diluted	$0.96	$0.96
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.0 million for the three months ended April 1, 2022, and $0.9 million for the three months ended April 2, 2021.
(2) The total number of shares outstanding at April 1, 2022, or 60,034,311, is being utilized for calculation of both basic and diluted earnings per share for the three months ended April 2, 2021 and April 1, 2022. The Company was incorporated on May 19, 2021, and there were no shares outstanding as of April 2, 2021.

5. Income Taxes

During the three months ended April 1, 2022, Income from continuing operations before income taxes was $84.2 million, while Income tax expense was $25.7 million. The effective tax rate was 30.6% for the three months ended April 1, 2022. The effective tax rate for the three months ended April 1, 2022 differed from the 2022 U.S. federal statutory rate of 21% primarily due to the impact of withholding taxes, taxable foreign exchange gains, and other non-deductible expenses, partially offset by lower rates on earnings in foreign jurisdictions.

During the three months ended April 2, 2021, Income from continuing operations before income taxes was $72.5 million, while Income tax expense was $14.0 million. The effective tax rate was 19.3% for the three months ended April 2, 2021. The effective tax rate for the three months ended April 2, 2021 differed from the 2021 U.S. federal statutory rate of 21% primarily due to the recognition of discrete tax benefits as a result of audit settlements that occurred in first three months of 2021. Additionally, the Company’s foreign earnings in the first three months of 2021 were taxed at lower rates than the U.S federal statutory rate.

6. Inventories, Net

Inventories, net consisted of the following:

	April 1, 2022	December 31, 2021
	(In thousands)
Raw materials	$156,341	$148,376
Work in process	44,418	39,595
Finished goods	302,188	268,831
	502,947	456,802
LIFO reserve	797	1,129
Less: allowance for excess, slow-moving and obsolete inventory	(41,209)	(37,869)
	$462,535	$420,062

The valuation of LIFO inventories is made at the end of the year based on inventory levels and costs at that time. At April 1, 2022 and December 31, 2021, 32% and 34% of total inventories, respectively, were valued using the LIFO method.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the three months ended April 1, 2022 and April 2, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2021	$(21,196)	$(439,692)	$(460,888)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	490	(45,171)	(44,681)
Other comprehensive income (loss) before reclassifications:	490	(45,171)	(44,681)
Amounts reclassified from Accumulated other comprehensive loss(1)	786	—	786
Amounts contributed from Parent(2)	(50,504)	(8,759)	(59,263)
Net current period Other comprehensive loss	(49,228)	(53,930)	(103,158)
Balance at April 1, 2022	$(70,424)	$(493,622)	$(564,046)
(1) Included in the computation of net periodic benefit cost. See Note 9, “Benefit Plans” for additional details.
(2) Includes unrecognized pension and other post-retirement costs and accumulated currency translation adjustments of certain entities which were part of the Corporate segment of Colfax and were transferred to ESAB Corporation in anticipation of the Separation. Please see Note 1, “Organization and Basis of Presentation” for more information on the entities contributed from Colfax.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2020	$(29,378)	$(366,825)	$(396,203)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	712	(30,438)	(29,726)
Other comprehensive income (loss) before reclassifications:	712	(30,438)	(29,726)
Amounts reclassified from Accumulated other comprehensive loss(1)	220	—	220
Net current period Other comprehensive income (loss)	932	(30,438)	(29,506)
Balance at April 2, 2021	$(28,446)	$(397,263)	$(425,709)
(1) Included in the computation of net periodic benefit cost. See Note 9, “Benefit Plans” for additional details.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Combined Condensed Balance Sheets consisted of the following:

	Current	Noncurrent	Current	Noncurrent
	April 1, 2022		December 31, 2021
	(In thousands)
Accrued taxes and deferred tax liabilities	$57,969	$191,285	$58,920	$203,760
Compensation and related benefits	66,977	70,938	74,587	62,215
Asbestos liability	34,494	254,106	—	—
Contract liability	25,918	—	22,265	—
Lease liability	18,909	88,814	20,467	88,777
Warranty liability	15,254	—	14,954	—
Third-party commissions	13,356	—	16,130	—
Restructuring liability	6,535	157	7,834	275
Other	43,999	6,277	35,952	7,918
	$283,411	$611,577	$251,109	$362,945

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Combined Condensed Balance Sheets is as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Warranty liability, beginning of period	$14,954	$14,022
Accrued warranty expense	1,558	1,581
Changes in estimates related to pre-existing warranties	836	589
Cost of warranty service work performed	(2,150)	(2,078)
Foreign exchange translation effect	56	(214)
Warranty liability, end of period	$15,254	$13,900

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Combined Condensed Balance Sheets is as follows:

	Three Months Ended April 1, 2022
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$2,044	$719	$(633)	$(2)	$2,128
Facility closure costs and other(2)	50	4,353	(4,345)	—	58
Subtotal	2,094	5,072	(4,978)	(2)	2,186
Non-cash charges(2)		37
Segment Total		5,109

EMEA & APAC
Termination benefits(1)	5,774	(267)	(1,228)	(24)	4,255
Facility closure costs and other(2)	241	462	(451)	(1)	251
Subtotal	6,015	195	(1,679)	(25)	4,506
Non-cash charges(2)		—
Segment Total		195

Total	$8,109	5,267	$(6,657)	$(27)	$6,692
Non-cash charges(2)		37
Total Provision		$5,304
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities and product lines.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Benefit Plans

The Company sponsors various defined benefit plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees.

As part of the Separation, certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Parent, were transferred to the Company as of March 21, 2022. As a result of the transfer, the related net plan obligations of approximately $9.6 million are included within the Company’s Combined Condensed Balance Sheet at April 1, 2022.

The transferred plans include a defined benefit pension plan with assets of $201.2 million and projected benefit liabilities of $200.6 million and two unfunded defined benefit and other post-retirement benefit plans with liabilities of $11.7 million, all of which were recorded in the financial statements of the Parent at December 31, 2021. The pretax net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss for the transferred plans is approximately $50.0 million. The net plan assets and obligations are presented within Compensation and related benefits in Note 8. “Accrued and Other Liabilities”.

The Parent offers both funded and unfunded noncontributory defined benefit pension plans in the U.S. that are shared amongst its businesses, including the Company prior to becoming plan sponsor. The participation of the Company’s employees and retirees in these plans is reflected in the Company’s historical Combined Financial Statements as though it participated in a multiemployer plan with the Parent. As a result, a proportionate share of the cost associated with these defined benefit plans is reflected in the Company’s historical Combined Financial Statements, while any assets and liabilities associated with these defined benefit plans were retained by the Parent and were not recorded on the Company’s historical Combined Financial Statements.

Prior to the Separation, certain current and former employees of the Company participated in a benefit plan previously sponsored by the Parent. Net periodic pension benefit income, related to this Parent-sponsored plan was allocated to the Company based on the Company’s share of total Parent headcount and is reflected within Interest income and other, net, in the Combined Statements of Operations for both the three months ended April 1, 2022, and April 2, 2021.

Net periodic benefit cost of the Company’s defined benefit pension plan for the three months ended April 1, 2022 and April 2, 2021 was $0.4 million and $0.3 million, respectively, and is reflected within Interest income and other, net, in the Combined Statements of Operations for both the three months ended April 1, 2022, and April 2, 2021.

The Company expects to contribute approximately $0.7 million to its U.S. pension plans and $3.6 million to its foreign pension plans in the remaining nine months of 2022. In the three months ended April 1, 2022, contributions of $0.2 million to U.S. pension plans and $1.2 million to foreign pension plans have been made.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Financial Instruments and Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 1, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,875	$—	$—	$5,875
Foreign currency contracts - not designated as hedges	—	1,559	—	1,559
Deferred compensation plans	—	2,488	—	2,488
	$5,875	$4,047	$—	$9,922

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,745	$—	$2,745
Deferred compensation plans	—	2,488	—	2,488
	$—	$5,233	$—	$5,233

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges	—	2,487	—	2,487
	$8,133	$2,487	$—	$10,620

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,309	$—	$2,309

There were no transfers in or out of Level One, Two or Three during the three months ended April 1, 2022.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Contracts

As of April 1, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $196.6 million and $180.8 million, respectively.

The Company recognized the following in its Combined Condensed Financial Statements related to its derivative instruments:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts
Change in unrealized loss	$(1,186)	$(1,850)
Realized loss(1)	(14,479)	(254)
(1) Includes realized losses relating to certain corporate entities contributed to ESAB Corporation which are reflected within Interest income and other, net, in the Combined Statements of Operations during the three months ended April 1, 2022. See Note 1, “Organization and Basis of Presentation” for additional details. These realized losses are offset by unrealized gains which are also reflected within Interest income and other, net, in the Combined Statements of Operations during the three months ended April 1, 2022

11. Commitments and Contingencies

Asbestos Contingencies

Certain entities that became subsidiaries of ESAB Corporation during the three months ended April 1, 2022 are the legal obligor for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations from the Parent’s other legacy industrial businesses. As a result, the Company holds certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s, or Parent’s, subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

The Company has classified asbestos-related activity in Loss from discontinued operations in the Combined Condensed Statements of Operations. This is consistent with the Parent’s classification on the basis that, pursuant to the purchase agreement from the Parent’s Fluid Handling business divestiture, the Parent retained its asbestos-related contingencies and insurance coverages. However, as the Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Consolidated Condensed Statements of Operations of the Parent.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. Consistent with the Parent, it is ESAB’s policy to record a liability for asbestos-related liability costs for the longest period of time that ESAB management can reasonably estimate.

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability as its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or a range of reasonably possible losses is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to efforts to recover insurance from the subsidiaries’ insurers are expensed as incurred.

Each subsidiary has separate insurance coverage acquired prior to Company ownership of each independent entity. The Company has evaluated the insurance assets for each subsidiary based upon the applicable policy language and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

Asbestos-related claims activity since December 31, 2021 is as follows:

Three Months Ended
April 1, 2022
(Number of claims)
Claims unresolved, beginning of period	14,559
Claims filed(1)	1,065
Claims resolved(2)	(779)
Claims unresolved, end of period	14,845
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Combined Condensed Balance Sheet included the following amounts related to asbestos-related litigation:

April 1, 2022
(In thousands)
Long-term asbestos insurance asset(1)	$229,215
Long-term asbestos insurance receivable(1)	17,002
Accrued asbestos liability(2)	34,494
Long-term asbestos liability(3)	254,106
(1) Included in Other assets in the Combined Condensed Balance Sheet.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Combined Condensed Balance Sheet.
(3) Included in Other liabilities in the Combined Condensed Balance Sheet.

Management’s analyses are based on currently known facts and assumptions. Projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect the Company’s financial condition, results of operations or cash flow.

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings is expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

12. Segment Information

ESAB is a world leader in fabrication and specialty gas control technology, providing our partners with advanced equipment, consumables, specialty gas control, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment operating income, which represents Operating income before restructuring and certain other charges. The Company’s segment results were as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Net sales:
Americas	$272,325	$226,159
EMEA & APAC	375,586	341,969
	$647,911	$568,128
Segment operating income(1):
Americas	$33,802	$24,766
EMEA & APAC	55,116	50,610
	$88,918	$75,376
(1) The following is a reconciliation of Income from continuing operations before income taxes to segment operating income:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(In thousands)
Income from continuing operations before income taxes	$84,170	$72,526
Interest income and other, net	(556)	(225)
Restructuring and other related charges	5,304	3,075
Segment operating income	$88,918	$75,376

13. Related Party Transactions

Allocated Expenses

The Company has historically operated as part of the Parent and not as a stand-alone company. Accordingly, the Parent has allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, compliance, human resources, procurement, and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considers the allocation methodologies used by the Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the financial statements may not be indicative of expenses the Company will incur in the future. Allocation methodologies utilized include the Company’s relative share of total Parent revenues and headcount.

All of the Company’s transactions with the Parent are considered to be financing transactions, which are presented as Transfers from (to) Parent, net in the accompanying Combined Condensed Statements of Cash Flows.

The Company had no stock-based compensation plans prior to March 31, 2022; however certain employees of the Company participated in Colfax's stock-based compensation plans, which provide for the grants of stock options and restricted stock units (“RSUs”) among other types of awards. The expense associated with the Company's employees who participated in the Colfax plans is allocated to the Company in the accompanying Combined Condensed Statements of Operations.

The Company’s allocated expenses from the Parent are $6.0 million and $6.5 million for the three months ended April 1, 2022 and April 2, 2021, respectively.

Refer to Note 9, “Benefit Plans,” for allocations of net periodic benefit associated with a Parent sponsored benefit plan.

14. Subsequent Events

On April 4, 2022, Colfax completed the spin-off of Colfax’s Fabrication Technology business, through a pro rata distribution of 90% of the outstanding common stock of ESAB to Colfax stockholders. To effect the Separation, Colfax distributed to its stockholders one share of ESAB common stock for every three shares of Colfax common stock held on March 22, 2022, the record date for the Distribution. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation. Enovis currently plans to divest its 10% retained share of ESAB in a tax-efficient manner no later than twelve months after the Distribution date. On April 5, 2022, ESAB began trading as an independent, publicly traded company under the stock symbol “ESAB” on the New York Stock Exchange. As of the date of Separation, the primary source of the cash on hand was cash generated from operations.

As a result of the Separation, the Company no longer participates in the Parent’s cash management and financing operations. Management assesses our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. We generate substantial cash from operating activities and expect that our operating cash flow and other sources of liquidity, including our credit facilities, will be sufficient following the Distribution date to allow us to manage our capital structure over the next twelve months and continue to invest in existing businesses and consummate strategic acquisitions.

In April 2022, the Company entered into a credit agreement (“Credit Agreement”) and completed the following financing transactions;

•A senior revolving facility in an initial aggregate principal amount of up to $750 million (the “Revolving Facility”)

•A senior term loan A-1 facility in an initial aggregate principal amount of up to $400 million (the “Term Loan A-1 Facility”)

•A 364-day senior term loan A-2 facility in an initial aggregate principal amount of up to $600 million (the “Term Loan A-2 Facility” and, together with the Term Loan A-1 Facility, and the Revolving Facility, the “Facilities”).

The initial credit extensions under the Facilities became available to ESAB, subject to certain conditions precedent, at the time of the closing of the Distribution. The Company used the proceeds of the Facilities, in part, to fund the cash distribution to the Parent as partial consideration for the transfer of the Parent’s Fabrication Technology business to the Company and to pay fees and expenses in connection with the Separation and Distribution. The Revolving Facility will also be used to provide funds for ESAB’s ongoing working capital requirements after the Separation and for general corporate purposes.

At the closing of the Distribution, ESAB incurred $1.2 billion of indebtedness under the Facilities and paid a dividend of $1.2 billion to the Parent. The indebtedness is comprised of: $600 million under the Term Loan A-2 Facility, $400 million under the Term Loan A-1 Facility and $200 million under the Revolving Facility. There are no required principal payments due on the Term Loan A-1 Facility or the Revolving Facility within 12 months of April 4, 2022, the effective date of the Facilities (the “Effective Date”). The Revolving Facility and the Term Loan A-1 Facility are expected to mature and be paid in full five

ESAB CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

years after the Effective Date. The Term Loan A-2 Facility is expected to mature and be paid in full 364 days after the Effective Date, or will be reduced dollar-for-dollar by the first $600 million of net proceeds from the incurrence or issuance of any additional permanent financing, including any issuance of senior unsecured notes. Interest rates on borrowings under the Facilities are based on prevailing market interest rates for borrowers of a similar size and credit as the Company. Interest on the Term Loan A-1 Facility and the Term Loan A-2 Facility will be payable quarterly in arrears on the last business day of March, June, September, and December of each year. Following payment of the $1.2 billion of outstanding financing, ESAB will have the capacity for additional indebtedness, up to $550 million.

At time of Separation, the total rate for the Revolving Facility and Term Loan A-1 Facility is based on the one month term SOFR plus 1.5% and the total rate for Term Loan A-2 Facility is based on the one month term SOFR plus 1.375%. Based on market conditions, the Company continues to evaluate options to reduce floating rate debt exposure and replace it with fixed rate debt.

The Facilities contain customary affirmative and negative covenants that, among other things, limit or restrict ESAB’s and/or our subsidiaries’ ability, subject to certain exceptions, to incur liens or indebtedness, to merge or engage in other fundamental changes or sell or otherwise dispose of assets, or to make dividends or distributions. The Company is required to maintain compliance with a leverage ratio and an interest coverage ratio. The Facilities contain customary events of default. Certain U.S. subsidiaries of ESAB will guarantee the obligations of the Company under the Facilities.

In connection with the Separation, ESAB and the Parent entered into various agreements to effect the Separation and provide a framework for ESAB’s relationship with the Parent after the Separation, including a stockholders’ and registration rights agreement, the employee matters agreement, the tax matters agreement, the transition services agreement, the EBS (“Enovis Growth Excellence Business System”) license agreement, the intellectual property matters agreement and certain transfer documents, including the separation and distribution agreement. These agreements govern the Separation between ESAB and the Parent of the assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax related assets and liabilities) of the Parent and its subsidiaries attributable to periods prior to, at and after ESAB’s Separation and will govern certain relationships between ESAB and Enovis after the Separation.

As a result of the Separation, accounts held by ESAB employees in the Parent’s deferred compensation programs referencing valuation of the Parent common stock were converted into accounts in ESAB deferred compensation programs referencing valuation of ESAB common stock, and with such accounts adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Parent and ESAB common stock.

In connection with the Separation, the Company adopted the 2022 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of the Parent held by ESAB employees were converted into or replaced with awards of ESAB common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the distribution date using the relative fair market value of the Parent and ESAB common stock. For each equity award holder, the intent is to maintain the economic value of the equity awards before and after the Distribution. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, will generally continue unchanged. Other than converted or replacement equity awards of ESAB issued in replacement of the Parent’s RSUs and stock options, the terms of the converted or replacement equity awards of ESAB (e.g., vesting date and expiration date) continued unchanged.

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty in Russia. On April 25, 2022, based upon continued developments within the month, ESAB announced that the Company has decided it may be required to transition out of business in Russia and are evaluating options and possible timing for this transition. ESAB continues to fulfill current contractual obligations while addressing applicable laws and regulations. In the first quarter of 2022, Russia represented approximately 6% of the Company’s total revenue, and $5 million in Net income. Russia also had approximately 2% of the Company’s total net assets as of April 1, 2022. Russia has a cumulative translation loss of approximately $100 million, which could be realized upon a transition. To cover credit risks related to Russian and Ukrainian operations, ESAB increased the allowance on receivables by approximately $4.0 million during the first quarter of 2022. The Company is closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our,” and “us”) should be read in conjunction with the Combined Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2022 (this “Form 10-Q”) and the Combined Financial Statements and related footnotes included in the Company’s Information Statement filed with the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the anticipated benefits of the Company’s separation from Enovis Corporation, formerly known as Colfax Corporation (the “Separation”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the tax treatment of the Separation; the impact of the COVID-19 global pandemic, including the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including but not limited to the following:

•the Separation and our ability to operate as a stand-alone public company;

•our ability to achieve the intended benefits from the Separation;

•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine;

•changes in the general economy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, part, component, freight and delivery costs;

•risks related to the impact of the COVID-19 global pandemic, including the rise, prevalence and severity of variants of the virus, actions by governments, businesses and individuals in response to the situation, such as the scope and duration of the outbreak, the nature and effectiveness of government actions and restrictive measures implemented in response, supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on our business and ability to execute business continuity plans;

•volatility in the commodity markets and certain commodity prices, including oil and steel, due to economic disruptions from the COVID-19 pandemic and various geopolitical events;

•our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•our exposure to unanticipated liabilities resulting from acquisitions;

•our ability and the ability of our customers to access required capital at a reasonable cost;

•our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•the amount of and our ability to estimate our asbestos-related liabilities;

•the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•material disruptions at any of our manufacturing facilities;

•noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions and embargoes;

•risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

•risks associated with the representation of our employees by trade unions and work councils;

•our exposure to product liability claims;

•potential costs and liabilities associated with environmental, health and safety laws and regulations;

•failure to maintain, protect and defend our intellectual property rights;

•the loss of key members of our leadership team;

•restrictions in our financing arrangements that may limit our flexibility in operating our business;

•impairment in the value of intangible assets;

•the funding requirements or obligations of our defined benefit pension plans and other postretirement benefit plans;

•significant movements in foreign currency exchange rates or inflation rates;

•new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including new regulations related to the use of conflict minerals;

•service interruptions, data corruption, cyber-based attacks or network security breaches affecting our information technology infrastructure;

•risks arising from changes in technology;

•the competitive environment in our industries;

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 global pandemic and the Coronavirus Aid, Relief, and Economic Security Act;

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in the Information Statement filed with the Form 10.

The effects of the COVID-19 pandemic and the Russia and Ukraine conflict, including actions by governments, businesses and individuals in response to the situation, may give rise or contribute to or amplify the risks associated with many of these factors.

See “Risk Factors” in the Information Statement filed with the Form 10 and “Part II - Item 1.A Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

Basis of Presentation

The accompanying Combined Condensed Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of the Company in accordance with accounting principles generally applied in the United States of America (“U.S. GAAP”) for the preparation of carved‑out Combined Condensed Financial Statements. We are a premier global fabrication and specialty gas control technology company focused on welding technology, advanced equipment, consumables, specialty gas control, robotics, and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company’s products are marketed to customers primarily under the ESAB brand name. Historically, our business has comprised the Fabrication Technology Business of Colfax Corporation.

On April 4, 2022, Colfax Corporation (“Colfax” or the “Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as described in Note 1, “Organization and Basis of Presentation” and Note 14, “Subsequent Events” in the accompanying unaudited Combined Condensed Financial Statements contained elsewhere in this Form 10-Q, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). Upon completion of the Distribution, Colfax changed its name to Enovis Corporation (“Enovis”).

The Company has historically operated as part of the Parent and not as a stand-alone company. The financial statements have been derived from the Parent’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the financial statements. The financial statements also include allocations of certain general and administrative expenses from the Parent’s corporate office. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of the Parent. Further, the historical financial statements may not be reflective of what our results of operations, comprehensive income, historical financial position, equity or cash flows might be in the future as a separate public company. Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. Following the separation, pursuant to agreements with Enovis, Enovis will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed‑upon fees, and we incur other costs to replace the services and resources that are not provided by Enovis. Costs associated with services provided by Enovis on a transitional basis are expected to be immaterial. Related party allocations are discussed further in Note 13, “Related Party Transactions” in the accompanying unaudited Combined Condensed Financial Statements contained elsewhere in this Form 10-Q. We will also incur additional costs as a separate public company. As a separate public company, our total costs related to such support functions may differ from the costs that were historically allocated to us.

These additional costs are primarily for the following:

•additional personnel costs, including salaries, benefits and potential bonuses and/or stock‑based compensation awards for staff additions to replace support provided by Colfax that is not covered by the transition services agreement; and

•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs.

We expect these separate public company costs to exceed the costs that have been historically allocated to us. We expect separate public company costs to be approximately $35 million per year. During the first quarter of 2022 the Parent allocated costs were $6.0 million as described in Note 13, “Related Party Transactions” in the accompanying unaudited Combined Condensed Financial Statements contained elsewhere in this Form 10-Q. In addition to these separate public company costs, we expect to incur certain nonrecurring costs as a result of the Separation.
As part of the Parent, the Company was dependent on Colfax for all of its working capital and financing requirements, which utilized a centralized approach to cash management and financing of its operations. Financing transactions relating to the Company were accounted for through the Net Parent investment account of the Company. Accordingly, none of the Parent’s cash, cash equivalents or debt were assigned to the Company in the accompanying unaudited Combined Condensed Financial Statements included elsewhere in this quarterly report on Form 10-Q. As part of our new capital structure post Separation, we expect interest expense in 2022 to be in the range of $35 million to $40 million.
Net Parent investment, which includes retained earnings, represents the Parent’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Parent have been included in the accompanying Combined Condensed financial statements. Transactions with the Parent are reflected in the accompanying Combined Condensed Statements of Equity as “Transfers from (to) Parent, net” and in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”

Overview

Please see Part I, Item 1. “Business” in our Form 10, for a discussion of ESAB’s objectives and methodologies for delivering shareholder value.

General

ESAB is a world leader in fabrication and specialty gas control technology, providing our partners with advanced equipment, consumables, specialty gas control, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

Integral to our operations is the ESAB Business Excellence system (“EBX”), our business management system, which was derived from the Colfax Business System. EBX is our culture and includes our values and behaviors, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. Our business mix is well balanced between sales in emerging and developed markets, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. Our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBX tools to improve business performance, the ability to realize the expected benefits of the Separation and operate as an independent, public company, and rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three months ended April 1, 2022 and April 2, 2021.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Segment operating income, which represents Operating income before Restructuring and other related charges, Adjusted EBITA and Adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 1, 2022, and April 2, 2021 is affected by the following additional significant items:

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. While increased access to vaccinations has contributed to slowing the spread of COVID-19 in certain jurisdictions, allowing a return to more normal activity and operational levels during the first half of 2021, the emergence and subsequent spread of COVID-19 variants slowed the pace of recovery during the second half of 2021 through the first quarter of fiscal 2022.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, and together with other market dynamics has contributed to inflation and widespread supply chain challenges, including labor, raw material, and component shortages. As a result, we have experienced supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain, however, we expect these pressures to continue.

We continue to monitor the evolving situation and guidance from international and U.S. authorities, including national and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control that require us to further adjust our operations. Given the continued dynamic nature of this situation, including the rise, prevalence and severity of variants of the virus, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty in Russia. On April 25, 2022, based upon continued developments within the month, we announced that we have decided it may be required to transition out of business in Russia and are evaluating options and possible timing for this transition. We continue to fulfill current contractual obligations while addressing applicable laws and regulations. In the first quarter of 2022, Russia represented approximately 6% of our total revenue, and $5 million in Net income. Russia also had approximately 2% of our total net assets as of April 1, 2022. Russia has a cumulative translation loss of approximately $100 million, which could be realized upon a transition. To cover credit risks related to Russian and Ukrainian operations, we increased our allowances on receivables by approximately $4.0 million during the first quarter of 2022. We are closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting our ability to fulfill our contractual obligations could have an adverse effect on our results of operations.

Foreign Currency Fluctuations

A significant portion of our Net sales, 77.8% for the three months ended April 1, 2022, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended April 1, 2022 compared to the three months ended April 2, 2021, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales of 3.8%, negatively affected Gross profit by 4.0% and favorably affected Selling, general and administrative expenses by 3.9%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. However, the business impact caused by the COVID-19 pandemic distorted the effects of historical seasonality patterns.

Please see “Part I. Item 1A. Risk Factors” in our Form 10 for a further discussion of some of the risks related to the COVID-19 pandemic.

Non-GAAP Measures

Adjusted EBITA and Adjusted EBITDA

Adjusted EBITA and Adjusted EBITDA are non-GAAP performance measures that we include in this report because they are a key metric used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of Restructuring and other related charges, acquisition-related intangible asset amortization, separation costs, Income tax expense and interest income, net. Adjusted EBITDA further excludes depreciation and other amortization from the Adjusted EBITA calculation. We also present Adjusted EBITA and Adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITA and Adjusted EBITDA, respectively. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-related intangible asset amortization, separation costs from segment operating income for Adjusted EBITA and further exclude depreciation and other amortization for Adjusted EBITDA. Adjusted EBITA and Adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures. The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITA and Adjusted EBITDA.

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)	$58.4	$58.5
Income tax expense	25.7	14.0
Interest income, net(2)	(0.5)	—
Restructuring and other related charges(3)	5.3	3.1
Separation costs	3.6	—
Acquisition-related amortization(4)	7.7	9.1
Adjusted EBITA (non-GAAP)	100.3	84.7
Depreciation and other amortization(5)	9.0	9.6
Adjusted EBITDA (non-GAAP)	$109.3	$94.3
Net income margin from continuing operations (GAAP)	9.0%	10.3%
Adjusted EBITA margin (non-GAAP)	15.5%	14.9%
Adjusted EBITDA margin (non-GAAP)	16.9%	16.6%
(1) Numbers may not sum due to rounding.
(2) Relates to the removal of interest income, net included within the Interest income and other, net line within the Combined Condensed Statement of Operations.
(3) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, and other costs in connection with the closure and optimization of facilities and product lines.
(4) Includes amortization of acquired intangibles.
(5) Includes depreciation and all other amortization.

The following tables set forth a reconciliation of Operating income, the most directly comparable financial statement measure, to Adjusted EBITA and Adjusted EBITDA by segment for the three months ended April 1, 2022 and April 2, 2021.

	Three Months Ended April 1, 2022
	Americas	EMEA & APAC	Total
	(Dollars in millions)
Operating income (GAAP)	$30.2	$53.4	$83.6
Restructuring and other related charges	3.6	1.7	5.3
Segment operating income (non-GAAP)	33.8	55.1	88.9
Separation costs	2.3	1.3	3.6
Acquisition-related amortization	4.1	3.6	7.7
Other income (expense), net(1)	0.3	(0.2)	0.1
Adjusted EBITA (non-GAAP)	40.5	59.8	100.3
Depreciation and other amortization	3.5	5.5	9.0
Adjusted EBITDA (non-GAAP)	$44.0	$65.3	$109.3
Segment operating income margin (non-GAAP)	12.4%	14.7%	13.7%
Adjusted EBITA margin (non-GAAP)	14.9%	15.9%	15.5%
Adjusted EBITDA margin (non-GAAP)	16.2%	17.4%	16.9%
(1) Relates to the adjustment for other income (expense), net items included within the Interest income and other, net line within the
Combined Condensed Statements of Operations.

	Three Months Ended April 2, 2021
	Americas	EMEA & APAC	Total
	(Dollars in millions)
Operating income (GAAP)	$22.4	$49.9	$72.3
Restructuring and other related charges	2.4	0.7	3.1
Segment operating income (non-GAAP)	24.8	50.6	75.4
Acquisition-related amortization	4.7	4.4	9.1
Other income (expense), net(1)	0.3	(0.1)	0.2
Adjusted EBITA (non-GAAP)	29.8	54.9	84.7
Depreciation and other amortization	3.5	6.1	9.6
Adjusted EBITDA (non-GAAP)	$33.3	$61.0	$94.3
Segment operating income margin (non-GAAP)	11.0%	14.8%	13.3%
Adjusted EBITA margin (non-GAAP)	13.2%	16.0%	14.9%
Adjusted EBITDA margin (non-GAAP)	14.7%	17.8%	16.6%
(1) Relates to the adjustment for other income (expense), net items included within the Interest income and other, net line within the
Combined Condensed Statements of Operations.
Total Company

Sales

Net sales increased for the three months ended April 1, 2022 as compared with the three months ended April 2, 2021. The following table presents the components of changes in our combined Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the three months ended April 2, 2021	$568.1
Components of Change:
Existing businesses(1)	101.2	17.8%
Foreign Currency translation(2)	(21.4)	(3.8)%
	79.8	14.0%
For the three months ended April 1, 2022	$647.9
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(2) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales from existing businesses increased $101.2 million during the three months ended April 1, 2022 compared to the prior year period primarily due to inflation-related customer pricing increases of approximately $82 million and, to a lesser extent, new product initiatives and improved sales volume. The strengthening of the U.S. dollar relative to other currencies caused a $21.4 million unfavorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Gross profit	$224.3	$199.8
Gross profit margin	34.6%	35.2%
Selling, general and administrative expense	$135.4	$124.4
Operating income	$83.6	$72.3
Operating income margin	12.9%	12.7%
Net income from continuing operations	$58.4	$58.5
Net income margin from continuing operations	9.0%	10.3%
Adjusted EBITA (non-GAAP)	$100.3	$84.7
Adjusted EBITA margin (non-GAAP)	15.5%	14.9%
Adjusted EBITDA (non-GAAP)	$109.3	$94.3
Adjusted EBITDA margin (non-GAAP)	16.9%	16.6%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$5.3	$3.1
Acquisition-related amortization(2)	$7.7	$9.1
Separation costs	$3.6	$—
Interest income, net	$(0.5)	$—
Income tax expense	$25.7	$14.0
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$9.0	$9.6
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination and other costs in connection with the closure of and optimization of facilities and product lines.
(2) Includes amortization of acquired intangibles.

First Quarter of 2022 Compared to First Quarter of 2021

Gross profit increased $24.5 million in the first quarter of 2022 compared with the prior year period. The increase in Gross profit was primarily attributable to benefit from price increases, new product initiatives, and favorable product mix. Gross profit margin declined primarily due to dilution effect caused by customer inflation-related pricing and cost increases, which compressed the margin.

Selling, general and administrative expense increased $11.0 million in the first quarter of 2022 compared to the prior year period. This increase is primarily driven by inflation-related cost increases, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations, increased employee compensation costs, and $3.6 million of separation costs, partially offset by currency fluctuations.

The effective tax rate for the first three months ending April 1, 2022 differed from the effective tax rate for the period ending April 2, 2021 due to the change in discrete tax liabilities, net of any benefits, in the comparable periods. Additionally, the tax impact of taxable foreign exchange gains and non-deductible expenses was higher in the first three months of 2022.

Net income from continuing operations remained consistent in the first quarter of 2022 compared with the prior year period due to improved Gross profit being offset by higher employee related costs, Separation-related cost and income tax expenses. Net income margin from continuing operations decreased by 130 basis points primarily due to a change in the tax rate versus the prior year. Adjusted EBITA, Adjusted EBITDA, and related margins increased primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

Business Segments

We formulate, develop, manufacture, and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields, and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations, and digitize their documentation. Products are sold into a wide range of end markets, including general industry, construction, infrastructure, transportation, energy, renewable energy, and medical and life sciences.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net sales	$272.3	$226.2
Gross profit	$89.2	$77.5
Gross profit margin	32.8%	34.3%
Selling, general and administrative expense	$55.4	$52.8
Segment operating income (non-GAAP)	$33.8	$24.8
Segment operating income margin (non-GAAP)	12.4%	11.0%
Adjusted EBITA (non-GAAP)	$40.5	$29.8
Adjusted EBITA margin (non-GAAP)	14.9%	13.2%
Adjusted EBITDA (non-GAAP)	$44.0	$33.3
Adjusted EBITDA margin (non-GAAP)	16.2%	14.7%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$3.6	$2.4
Acquisition-related amortization	$4.1	$4.7
Separation costs	$2.3	$—
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$3.5	$3.5

First Quarter of 2022 Compared to First Quarter of 2021

Net sales in our Americas segment increased $46.1 million in the first quarter of 2022 compared with the prior year period primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives. Gross profit increased due to a favorable product mix, and benefit from price increases, while gross profit margin decreased 150 basis points due to dilution effect caused by inflation-related pricing and cost increases. Selling, general and administrative expense increased due to increased sales and increased costs related to the Separation. Segment operating income, Adjusted EBITA, Adjusted EBITDA, and related margins improved primarily due to increased sales.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in millions)
Net sales	$375.6	$342.0
Gross profit	$135.1	$122.3
Gross profit margin	36.0%	35.8%
Selling, general and administrative expense	$80.0	$71.7
Segment operating income (non-GAAP)	$55.1	$50.6
Segment operating income margin (non-GAAP)	14.7%	14.8%
Adjusted EBITA (non-GAAP)	$59.8	$54.9
Adjusted EBITA margin (non-GAAP)	15.9%	16.0%
Adjusted EBITDA (non-GAAP)	$65.3	$61.0
Adjusted EBITDA margin (non-GAAP)	17.4%	17.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$1.7	$0.7
Acquisition-related amortization	$3.6	$4.4
Separation costs	$1.3	$—
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$5.5	$6.1

First Quarter of 2022 Compared to First Quarter of 2021

Net sales increased for our EMEA & APAC segment by $33.6 million in the first quarter of 2022 compared with the prior year period primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives and sales volume, partially offset by an unfavorable currency translation impact of $19.7 million. Gross profit increased in the first quarter of 2022 compared to the first quarter of 2021 due primarily to a favorable product mix and benefit from price increases, partially offset by an unfavorable currency translation impact. Gross profit margin improved by 20 basis points mainly due to favorable product mix being partially offset by dilution effect from inflation related pricing and cost increases. Selling, general and administrative expense increased over the same period primarily driven by higher sales, an increase in separation costs, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations and employee compensation costs. Segment operating income, Adjusted EBITA and Adjusted EBITDA improved due to increased sales and favorable product mix, partially offset by increased Selling, general and administrative expenses. Segment operating income margin, Adjusted EBITA margin, and Adjusted EBITDA margin declined due to increased Selling, general and administrative expenses.

Liquidity and Capital Resources

Overview

Prior to the completion of the Separation, we financed our working capital requirements through cash flows from operating activities and arrangements with our Parent. We currently expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, and debt service and required amortization of principal and, pending Board approval, payment of cash dividends.

In connection with the Separation, we incurred $1.2 billion in aggregate principal amount of indebtedness pursuant to a $1.75 billion credit facility, consisting of (i) a senior revolving facility in an initial aggregate principal amount of up to $750 million, (ii) a senior term loan A-1 facility in an initial aggregate principal amount of up to $400 million and (iii) a 364-day senior term loan A-2 facility in an initial aggregate principal amount of up to $600 million. Amounts outstanding under our 364-day senior term loan A-2 facility will be automatically and immediately reduced on a dollar-for-dollar basis by the first $600 million of net proceeds from the incurrence or issuance of any additional permanent financing, including any issuance of senior unsecured notes. We have used the proceeds of these facilities, in part, to fund the cash distribution to Colfax as partial consideration for the transfer of Colfax’s Fabrication Technology business to us and to pay fees and expenses in connection with the Separation and Distribution. Following payment of the $1.2 billion of outstanding financing, ESAB will have the capacity for additional indebtedness, up to $550 million. The debt may also restrict our business and may adversely impact our financial condition, results of operations or cash flows. The Separation may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.

In addition to the $550 million described in the preceding paragraph, we also have the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to “Note 14. Subsequent Events” of the Combined Condensed Financial Statements for more information related to the Credit Facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity are adequate to fund our operations for the next twelve months.

Cash Flows

As of April 1, 2022, we had $56.6 million of Cash and cash equivalents, an increase of $15.4 million from the balance as of December 31, 2021 of $41.2 million.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(Dollars in Millions)(1)
Net cash provided by operating activities	$16.1	$62.8
Purchases of property, plant and equipment	(5.9)	(4.7)
Proceeds from sale of property, plant and equipment	2.7	0.2
Acquisitions, net of cash received	—	(4.9)
Net cash used in investing activities	(3.2)	(9.4)
Repayments of borrowings, net	(0.5)	—
Payments of deferred consideration	(1.5)	—
Distributions to noncontrolling interest holders	(0.9)	(1.1)
Transfers from (to) Parent, net	2.8	(55.1)
Net cash used in financing activities	(0.1)	(56.1)
Effect of foreign exchange rates on Cash and cash equivalents	2.6	(1.4)
Increase (decrease) in Cash and cash equivalents	$15.4	$(4.1)
(1) Numbers may not sum due to rounding.

Cash used in operating activities related to discontinued operations for the three months ended April 1, 2022 was $4.6 million.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•During the three months ended April 1, 2022 and April 2, 2021, cash payments of $6.7 million and $3.4 million, respectively, were made related to our restructuring initiatives.

•During the three months ended April 1, 2022 cash provided by operating activities decreased $46.8 million over the same period in 2021 mainly due to a decrease in cash provided by changes in operating assets and liabilities of $47.2 million resulting from increased trade receivables and higher inventories to support growth and manage supply chain challenges as result of COVID-19.

Cash flows used in investing activities during the three months ended April 1, 2022 and April 2, 2021 includes $5.9 million and $4.7 million, respectively, of cash used for the Purchases of property, plant and equipment.

Cash flows used in financing activities during the three months ended April 1, 2022 and April 2, 2021 primarily relates to activity with Parent.

Our Cash and cash equivalents as of April 1, 2022 include $48.9 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

Critical Accounting Policies

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates, and different assumptions or estimates about the future could have a material impact on our results of operations and financial position.

There have been no other significant additions or changes to the methods, estimates and judgments included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

As of April 1, 2022, we were not subject to significant exposure to changes in short term interest rates, as we did not have any outstanding debt relating to the credit facilities in place. The Company entered into credit facilities on April 4, 2022. Please refer to Note 14, “Subsequent Events” in our Notes to Combined Condensed Financial Statements included in this Form 10-Q for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 1, 2022, approximately 77.8% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of April 1, 2022, would result in a reduction in Equity of approximately $162 million.

We also face exchange rate risk from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. dollar.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers. See Note 10, “Financial Instruments and Fair Value Measurements” in our Notes to Combined Condensed Financial Statements included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In the three months ended April 1, 2022 ESAB relied on certain processes and internal controls over financial reporting performed by Enovis, formerly Colfax Corporation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the three months ended covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 11, “Commitments and Contingencies,” in the Notes to Combined Condensed Financial Statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis Of Financial Conditions and Results - Special Note Regarding Forward Looking Statement”, in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s Information Statement of the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). There were no material changes during the three months ended April 1, 2022 to the risk factors reported in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 5, 2022, Larry Coble informed the Company of his decision to resign as the Company’s Senior Vice President, EBX and Supply Chain effective as of June 15, 2022.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1+	Separation and Distribution Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

3.1
Amended and Restated Certificate of Incorporation of ESAB Corporation (incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

3.2	Amended and Restated Bylaws of ESAB Corporation (incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.1+
Transition Services Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.3+
Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.3 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.4 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.5 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.6	Stockholder’s and Registration Rights Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation (incorporated by reference to Exhibit 10.6 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.7+
Credit Agreement, dated April 4, 2022, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including any designated subsidiary borrower party thereto pursuant to the terms thereof and certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the co-documentation agents, joint bookrunners and joint lead arrangers named therein (incorporated by reference to Exhibit 10.7 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.8#
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.9#	ESAB Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022).

10.10#	Form of ESAB Corporation Officer Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.11#	Form of ESAB Corporation Officer Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.12#	Form of ESAB Corporation Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.13#	Form of ESAB Corporation Outside Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.14#	Form of ESAB Corporation Outside Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.15#	ESAB Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.16#	The ESAB Group, Inc. Excess Benefits Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.17#	The ESAB Group, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.18#	ESAB Corporation Executive Officer Severance Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.19#	Employment Agreement, dated February 21, 2022, between ESAB Corporation and Shyam Kambeyanda (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.20#	Form of Change in Control Agreement, effective February 17, 2022 (ESAB) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

10.21	Form of ESAB Corporation Registration Rights Agreement, among ESAB Corporation, Mitchell P. Rales and Steven M. Rales (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to ESAB Corporation’s Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 is formatted in Inline XBRL (included as Exhibit 101).

#	Indicates management contract or compensatory plan, contract or arrangement.

+
Excludes certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	May 10, 2022

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	May 10, 2022

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	May 10, 2022