Form 10-Q
period 2022-07-01
ESAB Corp
filed 2022-08-09
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☑
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 1, 2022, there were 60,043,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Net sales	$661,177	$629,804	$1,309,088	$1,197,932
Cost of sales	433,705	411,413	857,285	779,746
Gross profit	227,472	218,391	451,803	418,186
Selling, general and administrative expense	136,945	132,702	272,358	257,121
Restructuring and other related charges	4,649	3,489	9,953	6,564
Operating income	85,878	82,200	169,492	154,501
Pension settlement gain	—	(11,208)	—	(11,208)
Interest expense (income) and other, net	7,907	(314)	7,351	(539)
Income from continuing operations before income taxes	77,971	93,722	162,141	166,248
Income tax expense	20,047	15,610	45,793	29,602
Net income from continuing operations	57,924	78,112	116,348	136,646
Loss from discontinued operations, net of taxes	(1,900)	—	(3,921)	—
Net income	56,024	78,112	112,427	136,646
Less: Income attributable to noncontrolling interest, net of taxes	775	705	1,741	1,581
Net income attributable to ESAB Corporation	$55,249	$77,407	$110,686	$135,065
Earnings (loss) per share - basic
Income from continuing operations	$0.95	$1.29	$1.90	$2.25
Loss on discontinued operations	$(0.03)	$—	$(0.07)	$—
Net income per share	$0.92	$1.29	$1.83	$2.25
Earnings (loss) per share - diluted
Income from continuing operations	$0.94	$1.29	$1.89	$2.25
Loss on discontinued operations	$(0.03)	$—	$(0.07)	$—
Net income per share - diluted	$0.91	$1.29	$1.82	$2.25

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$56,024	$78,112	$112,427	$136,646
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense of $360, $0, $698 and $1,491	(101,888)	3,447	(147,077)	(26,592)
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of pension and other post-retirement net actuarial gain, net of tax expense of $234, $0, $475 and $0	770	207	1,556	428
Other comprehensive (loss) income	(101,118)	3,654	(145,521)	(26,164)
Comprehensive (loss) income	(45,094)	81,766	(33,094)	110,482
Less: comprehensive (loss) income attributable to noncontrolling interest	(970)	95	(512)	659
Comprehensive (loss) income attributable to ESAB Corporation	$(44,124)	$81,671	$(32,582)	$109,823

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	July 1, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,475	$41,209
Trade receivables, less allowance for credit losses of $28,304 and $23,912	384,246	383,496
Inventories, net	473,799	420,062
Prepaid expenses	58,887	51,949
Other current assets	70,957	67,357
Total current assets	1,041,364	964,073
Property, plant and equipment, net	276,064	286,278
Goodwill	1,449,950	1,532,993
Intangible assets, net	476,772	521,434
Lease assets - right of use	105,183	107,944
Other assets	324,371	48,540
Total assets	$3,673,704	$3,461,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$359,996	$345,480
Accrued liabilities	282,086	251,109
Total current liabilities	642,082	596,589
Long-term debt	1,182,187	—
Other liabilities	568,032	362,945
Total liabilities	2,392,301	959,534
Equity:
Common stock - $0.001 par value - Authorized 600,000,000, 60,043,543 and 100 shares outstanding as of July 1, 2022 and December 31, 2021, respectively	60	—
Additional paid-in capital	1,852,998	—
Retained earnings	52,224	—
Former Parent’s investment	—	2,921,623
Accumulated other comprehensive loss	(663,419)	(460,888)
Total ESAB Corporation equity	1,241,863	2,460,735
Noncontrolling interest	39,540	40,993
Total equity	1,281,403	2,501,728
Total liabilities and equity	$3,673,704	$3,461,262

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	—	55,437	—	966	56,403
Distributions to noncontrolling owners	—	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax expense of $579	—	—	—	—	—	(43,895)	(508)	(44,403)
Former Parent common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Transfers from (to) Former Parent, net	—	—	—	—	62,110	(59,263)	—	2,847
Balance at April 1, 2022	—	$—	$—	$—	$3,040,898	$(564,046)	$40,510	$2,517,362
Net income	—	—	—	55,249	—	—	775	56,024
Dividends on common stock ($0.05 per share)	—	—	—	(3,025)	—	—	—	(3,025)
Other comprehensive loss, net of tax expense of $594	—	—	—	—	—	(99,373)	(1,745)	(101,118)
Net transfers from Former Parent, including Separation Adjustments	—	—	—	—	8,533	—	—	8,533
Net consideration paid to Former Parent in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Common stock-based award activity	9,232	—	3,627	—	—	—	—	3,627
Balance at July 1, 2022	60,043,543	$60	$1,852,998	$52,224	$—	$(663,419)	$39,540	$1,281,403

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	—	$—	$—	$—	$2,898,831	$(396,203)	$42,139	$2,544,767
Net income	—	—	—	—	57,658	—	876	58,534
Distributions to noncontrolling owners	—	—		—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax expense of $1,491	—	—	—	—	—	(29,506)	(312)	(29,818)
Former Parent common stock-based award activity	—	—	—	—	1,586	—	—	1,586
Transfers to Former Parent, net	—	—	—	—	(55,069)	—	—	(55,069)
Balance at April 2, 2021	—	$—	$—	$—	$2,903,006	$(425,709)	$41,649	$2,518,946
Net income	—	—	—	—	77,407	—	705	78,112
Other comprehensive income (loss), net of tax expense of $0	—	—	—	—	—	4,264	(610)	3,654
Former Parent common stock-based award activity	—	—	—	—	1,663	—	—	1,663
Transfers to Former Parent, net	—	—	—	—	(56,038)	—	—	(56,038)
Balance at July 2, 2021	—	$—	$—	$—	$2,926,038	$(421,445)	$41,744	$2,546,337

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021

Cash flows from operating activities:
Net income	$112,427	$136,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,072	37,828
Stock-based compensation expense	5,355	3,249
Non-cash interest expense	597	—
Deferred income tax	(7,346)	(997)
Pension settlement gain	—	(11,208)
Changes in operating assets and liabilities:
Trade receivables, net	(17,652)	(60,154)
Inventories, net	(65,984)	(66,277)
Accounts payable	17,450	81,657
Other operating assets and liabilities	(34,509)	1,875
Net cash provided by operating activities	43,410	122,619
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,691)	(10,845)
Proceeds from sale of property, plant and equipment	3,358	1,362
Acquisition, net of cash received	—	(4,885)
Net cash used in investing activities	(10,333)	(14,368)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	1,000,000	274
Proceeds from borrowings on revolving credit facility	265,000	—
Repayments of borrowings on revolving credit facility and other	(79,639)	—
Payment of deferred financing fees	(5,641)	—
Payment of deferred consideration	(1,500)	—
Distributions to noncontrolling interest holders	(941)	(1,054)
Consideration to Former Parent in connection with the Separation	(1,200,000)	—
Transfers from (to) Former Parent, net	2,847	(111,107)
Net cash used in financing activities	(19,874)	(111,887)
Effect of foreign exchange rates on Cash and cash equivalents	(937)	(1,044)
Increase (decrease) in Cash and cash equivalents	12,266	(4,680)
Cash and cash equivalents, beginning of period	41,209	49,209
Cash and cash equivalents, end of period	$53,475	$44,529

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

ESAB Corporation (“ESAB” or the “Company”) is a world leader in fabrication and specialty gas control technology, providing our partners with advanced equipment, consumables, specialty gas control, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. Historically, these businesses had operated as part of Enovis Corporation’s (“Former Parent”, “Enovis”) Fabrication Technologies reportable segment.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter. As used herein, the second quarter results for 2022 and 2021 refer to the 13-week periods ended July 1, 2022 and July 2, 2021, respectively.

Separation from Enovis

On January 31, 2022, all remaining legal entities which were part of the Fabrication Technology segment of the Former Parent along with certain entities that were part of the Corporate segment of the Former Parent became subsidiaries of ESAB through a legal entity restructuring. This reorganization resulted in the inclusion of the following items in ESAB for the period ending April 1, 2022:

•Certain operating entities that form the historical Fabrication Technology business.

•Certain entities which historically have been a part of the Former Parent’s Corporate reportable segment, including components of the Former Parent’s, legal, human resources, tax and other finance functions that served the entirety of the Former Parent.

•Certain entities relating to the Former Parent’s previously divested Fluid Handling businesses which hold certain asbestos assets, liabilities, costs and insurance recoveries related to the asbestos obligations of these legacy industrial businesses. Refer to Note 2, “Discontinued Operations” and Note 12, “Commitments and Contingencies” for additional information.

•Certain pension plan assets and liabilities due to transfer of sponsorship of two U.S. defined benefit plans and a U.S. other post-retirement benefit plan from the Former Parent to ESAB as of March 21, 2022. Refer to Note 9, “Benefit Plans” for additional information on the benefit plans transferred to ESAB.

The above items, with the exception of the operating entities that form the Fabrication Technology business, were not previously included in the Company’s 2019 to 2021 historical carve-out financial statements. These historical carve-out financial statements in ESAB’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”), were presented on a combined basis. Such basis of accounting differences before and after the legal entity contributions may impact the comparability between periods in these Consolidated and Combined Condensed Financial Statements.

ESAB Corporation, which was incorporated on May 19, 2021, became the new ultimate parent company for the Former Parent’s Fabrication Technology business during the three months ended April 1, 2022.

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as described above, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. Enovis is expected to divest the 10% retained shares in ESAB within 12 months after the Distribution Date.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and license agreement for the ESAB Business Excellence System ("EBX").

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”). The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis, of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. Refer to Note 10 “Debt” for additional information on the Credit Agreement.

On May 12, 2022, ESAB announced that the Board of Directors has declared a quarterly cash dividend of $0.05 per share of the Company’s common stock. The dividend of $3.0 million is included in Accrued liabilities in the Consolidated and Combined Condensed Balance Sheet at July 1, 2022.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. On April 25, 2022, ESAB announced that the Company may be required to transition out of its business in Russia and are evaluating options and possible timing for this transition. ESAB continues to fulfill current contractual obligations while addressing applicable laws and regulations. For the three and six months ended July 1, 2022, Russia represented approximately 4% and 5% of the Company’s total revenue, and $4 million and $9 million in Net Income, respectively. These amounts do not include any related corporate costs. Russia also has approximately 6% of the Company’s total net assets excluding any goodwill allocation as of July 1, 2022. In case of disposition a portion of goodwill will need to be allocated and written off based on the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $30 million as of July 1, 2022, which could be realized upon a transition. To cover credit risks related to Russian and Ukrainian operations, ESAB increased the allowance on receivables by approximately $4 million during the six months ended July 1, 2022. The Company is closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The accompanying Consolidated and Combined Condensed Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined condensed financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Enovis during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 14, “Related Party Transactions.”

Following the Separation, the consolidated financial statements include ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of July 1, 2022, consists of the consolidated balances of ESAB, while the Combined Condensed Balance Sheet as of December 31, 2021, consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Operations and Statement of Comprehensive Income for the six months ended July 1, 2022 consists of the consolidated results of ESAB for the three months ended July 1, 2022

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statement of Operations and Statement of Comprehensive Income for the six months ended July 2, 2021, consist of the combined results of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Changes in Equity for the six months ended July 1, 2022 consists of the consolidated activities of ESAB for the three months ended July 1, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statements of Changes in Equity for the three and six months ended July 2, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Cash Flows for the six months ended July 1, 2022 consists of the consolidated activities of ESAB for the three months ended July 1, 2022 and the combined activity of ESAB and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statement of Cash Flows for the three and six months ended July 2, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

The Consolidated and Combined Condensed Financial Statements of ESAB for the three and six months ended July 2, 2021 and the three months ended April 1, 2022 may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.

Prior to the Separation, the Company was dependent on the Former Parent for all of its working capital and financing requirements under Enovis’s centralized approach to cash management and financing of its operations. With the exception of cash, cash equivalents and borrowings clearly associated with ESAB and related to the Separation, financing transactions relating to the Company during the period prior to the separation were accounted for through the Former Parent’s investment account of the Company. Accordingly, none of Enovis’s cash, cash equivalents or debt at the corporate level has been assigned to the Company in these financial statements.
Former Parent’s Investment, which included retained earnings, represented Enovis’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Condensed Statements of Equity as “Transfers from Former Parent, net” and in the accompanying Consolidated and Combined Condensed Balance Sheets within “Former Parent’s investment”.
The Consolidated and Combined Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Consolidated and Combined Condensed Financial Statements in accordance with U.S. generally accepted accounting principles, or “GAAP”. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Consolidated and Combined Condensed Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Combined Condensed Statements of Operations. Research and development costs were $9.6 million and $19.1 million during the three and six months ended July 1, 2022, respectively, and $10.3 million and $19.8 million during the three and six months ended July 2, 2021, respectively.

In addition to the factors discussed elsewhere in this Form 10-Q, the results of operations for the three and six month period ended July 1, 2022, are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

a slowdown during the July, August and December holiday seasons. Since 2020, these historical seasonality trends have been impacted by the worldwide spread of a novel coronavirus disease (“COVID-19”).

These Consolidated and Combined Condensed Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with GAAP, for the preparation of the Consolidated and Combined Condensed Financial Statements and are unaudited. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated and Combined Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Combined Financial Statements and related notes included in the Company’s Form 10.

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The entities which hold these assets and liabilities became subsidiaries of the Company during the six months ended July 1, 2022 in connection with the Separation. These assets and liabilities were not included in the Company’s historical Combined Financial Statements for 2021 as the Company did not have legal title to these assets, nor was the Company the legal obligor of these liabilities. The 2022 amounts reflect income, expenses, assets and liabilities historically recorded within the Former Parent’s divested businesses that were not part of Former Parent’s Fabrication Technology segment. Refer to “Note 1. Organization and Basis of Presentation” for additional information.

The Company has classified asbestos-related activity in its Consolidated and Combined Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. See Note 12, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three months and six months ended July 1, 2022 was $9.1 million and $13.7 million, respectively.

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Equipment	$190,574	$198,856	$378,922	$372,606
Consumables	470,603	430,948	930,166	825,326
Total	$661,177	$629,804	$1,309,088	$1,197,932

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 1, 2022 is immaterial.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021 and December 31, 2020, total contract liabilities were $22.3 million and $21.6 million, respectively, and were included in Accrued liabilities on the Consolidated and Combined Condensed Balance Sheets. During the three and six months ended July 1, 2022, revenue recognized that was included in the contract liability balance at the beginning of the year was $5.3 million and $14.4 million, respectively. During the three and six months ended July 2, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $2.8 million and $16.3 million, respectively. As

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of July 1, 2022 and July 2, 2021 total contract liabilities were $21.5 million and $19.9 million, respectively, and were included in Accrued liabilities on the Company’s Consolidated and Combined Condensed Balance Sheets.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Combined Condensed Balance Sheets is as follows:

	Six months ended July 1, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,912	$4,751	$(965)	$606	$28,304

4. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive nonforfeitable dividends which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations - basic:
Income from continuing operations attributable to ESAB Corporation(1)	$57,149	$77,407	$114,607	$135,065
Less: distributed and undistributed earnings allocated to nonvested shares	(372)	—	(742)	—
Income from continuing operations attributable to common stockholders	$56,777	$77,407	$113,865	$135,065
Weighted-average shares of Common stock outstanding – basic	60,038,053	60,034,311	60,036,182	60,034,311
Income per share from continuing operations – basic	$0.95	$1.29	$1.90	$2.25

Computation of earnings (loss) per share from continuing operations - diluted:
Income from continuing operations attributable to common stockholders	$56,777	$77,407	$113,865	$135,065
Weighted-average shares of Common stock outstanding – diluted	60,038,053	60,034,311	60,036,182	60,034,311
Net effect of potentially dilutive securities	147,467	—	73,734	—
Weighted-average shares of Common stock outstanding – dilution	60,185,520	60,034,311	60,109,916	60,034,311
Net income per share from continuing operations – diluted	$0.94	$1.29	$1.89	$2.25
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $0.8 million and $1.7 million for the three and six months ended July 1, 2022, respectively, and $0.7 million and $1.6 million for the three and six months ended July 2, 2021, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Income Taxes

During the three and six months ended July 1, 2022, Income from continuing operations before income taxes was $78.0 million and $162.1 million, respectively, while Income tax expense was $20.0 million and $45.8 million, respectively. The effective tax rate was 25.7% and 28.2% for the three and six months ended July 1, 2022, respectively. The effective tax rates differed from the 2022 U.S. federal statutory rate of 21% primarily due to the impact of withholding taxes and non-deductible expenses.

During the three and six months ended July 2, 2021, Income from continuing operations before income taxes was $93.7 million and $166.2 million, respectively, while Income tax expense was $15.6 million and $29.6 million, respectively. The effective tax rate was 16.7% and 17.8% for the three and six months ended July 2, 2021, respectively. The effective tax rates differed from the 2021 U.S. federal statutory rate of 21% primarily due to the recognition of discrete tax benefits as a result of audit settlements that occurred in first six months of 2021. Additionally, the Company’s foreign earnings in the first six months of 2021 were taxed at lower rates than the U.S federal statutory rate.

6. Inventories, Net

Inventories, net consisted of the following:

	July 1, 2022	December 31, 2021
	(In thousands)
Raw materials	$161,280	$148,376
Work in process	44,607	39,595
Finished goods	306,273	268,831
	512,160	456,802
LIFO reserve	(204)	1,129
Less: allowance for excess, slow-moving and obsolete inventory	(38,157)	(37,869)
	$473,799	$420,062

At July 1, 2022 and December 31, 2021, 32% and 34% of total inventories, respectively, were valued using the LIFO method.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the six months ended July 1, 2022 and July 2, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2021	$(21,196)	$(439,692)	$(460,888)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	490	(45,171)	(44,681)
Other comprehensive income (loss) before reclassifications	490	(45,171)	(44,681)
Amounts reclassified from Accumulated other comprehensive loss(1)	786	—	786
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	(59,263)
Net current period Other comprehensive loss	(49,228)	(53,930)	(103,158)
Balance at April 1, 2022	$(70,424)	$(493,622)	$(564,046)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(1,354)	(98,789)	(100,143)
Other comprehensive income (loss) before reclassifications	(1,354)	(98,789)	(100,143)
Amounts reclassified from Accumulated other comprehensive loss(1)	770	—	770
Net current period Other comprehensive loss	(584)	(98,789)	(99,373)
Balance at July 1, 2022	$(71,008)	$(592,411)	$(663,419)
(1) Included in the computation of net periodic benefit cost. See Note 9, “Benefit Plans” for additional details.
(2) Includes unrecognized pension and other post-retirement costs and accumulated currency translation adjustments of certain entities which were part of the Corporate segment of the Former Parent and were transferred to ESAB Corporation in anticipation of the Separation. Please see Note 1, “Organization and Basis of Presentation” for more information on the entities contributed from the Former Parent.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2020	$(29,378)	$(366,825)	$(396,203)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	712	(30,438)	(29,726)
Other comprehensive income (loss) before reclassifications	712	(30,438)	(29,726)
Amounts reclassified from Accumulated other comprehensive loss(1)	220	—	220
Net current period Other comprehensive income (loss)	932	(30,438)	(29,506)
Balance at April 2, 2021	$(28,446)	$(397,263)	$(425,709)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(126)	4,182	4,056
Other comprehensive income (loss) before reclassifications	(126)	4,182	4,056
Amounts reclassified from Accumulated other comprehensive loss(1)	208	—	208
Net current period Other comprehensive income (loss)	82	4,182	4,264
Balance at July 2, 2021	$(28,364)	$(393,081)	$(421,445)
(1) Included in the computation of net periodic benefit cost. See Note 9, “Benefit Plans” for additional details.

Share-Based Payments

Prior to the Separation, certain employees of the Company participated in the Former Parent’s stock-based compensation plans. In connection with the Separation, the Company adopted the 2022 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of the Former Parent held by ESAB employees were converted into or replaced with awards of ESAB common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the Distribution Date using the relative fair market value of the Former Parent and ESAB common stock. For each equity award holder, the intent is to maintain the economic value of the equity awards immediately before and after the Distribution. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continued unchanged. Other than converted or replacement equity awards of ESAB issued in replacement of the Former Parent’s restricted stock units (“RSUs”) and stock options, the terms of the converted or replacement equity awards of ESAB (e.g., vesting date and expiration date) continued unchanged. Incremental stock-based compensation expense to be recorded as a result of this equity award conversion will be $2.6 million and will be recognized over the remaining service period.

Stock-based compensation expenses incurred by the Company were $3.6 million and $5.4 million during the three and six months ended July 1, 2022, respectively, and $1.7 million and $3.2 million during the three and six months ended July 2, 2021, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Combined Condensed Balance Sheets consisted of the following:

	Current	Noncurrent	Current	Noncurrent
	July 1, 2022		December 31, 2021
	(In thousands)
Accrued taxes and deferred tax liabilities	$59,343	$167,325	$58,920	$203,760
Compensation and related benefits	63,797	62,357	74,587	62,215
Asbestos liability	34,396	243,178	—	—
Contract liability	21,540	—	22,265	—
Lease liability	18,612	86,571	20,467	88,777
Warranty liability	14,079	—	14,954	—
Third-party commissions	12,528	—	16,130	—
Restructuring liability	5,040	134	7,834	275
Other	52,751	8,467	35,952	7,918
	$282,086	$568,032	$251,109	$362,945

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Combined Condensed Balance Sheets is as follows:

	Six Months Ended
	July 1, 2022	July 2, 2021
	(In thousands)
Warranty liability, beginning of period	$14,954	$14,022
Accrued warranty expense	2,644	4,015
Changes in estimates related to pre-existing warranties	1,519	1,062
Cost of warranty service work performed	(4,508)	(3,885)
Foreign exchange translation effect	(530)	(102)
Warranty liability, end of period	$14,079	$15,112

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Combined Condensed Balance Sheets is as follows:

	Six Months Ended July 1, 2022
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$2,044	$1,564	$(2,135)	$(5)	$1,468
Facility closure costs and other(2)	50	7,580	(7,654)	—	(24)
Subtotal	2,094	9,144	(9,789)	(5)	1,444
Non-cash charges(2)		(29)
Segment Total		9,115

EMEA & APAC
Termination benefits(1)	5,774	(270)	(1,918)	(99)	3,487
Facility closure costs and other(2)	241	1,108	(1,097)	(9)	243
Subtotal	6,015	838	(3,015)	(108)	3,730
Non-cash charges(2)		—
Segment Total		838

Total	$8,109	9,982	$(12,804)	$(113)	$5,174
Non-cash charges(2)		(29)
Total Provision		$9,953
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

As part of the Separation, certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Former Parent, were transferred to the Company as of March 21, 2022. As a result of the transfer, the related net plan obligations of approximately $7.2 million are included within the Company’s Consolidated and Combined Condensed Balance Sheet at July 1, 2022.

The transferred plans include a defined benefit pension plan with assets of $201.2 million and projected benefit liabilities of $200.6 million and two unfunded defined benefit and other post-retirement benefit plans with liabilities of $11.7 million, all of which were recorded in the financial statements of the Former Parent at December 31, 2021. The pretax net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss at April 1, 2022 for the transferred plans was approximately $50 million. The net plan assets and obligations are presented within Compensation and related benefits in Note 8. “Accrued and Other Liabilities”.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Former Parent offered both funded and unfunded noncontributory defined benefit pension plans in the U.S. that are shared amongst its businesses, including the Company prior to becoming plan sponsor. The participation of the Company’s employees and retirees in this plan is reflected in the Company’s historical Combined Financial Statements as though it participated in a multiemployer plan with the Former Parent. As a result, a proportionate share of the cost associated with this defined benefit plan is reflected in the Company’s historical Combined Financial Statements, while any assets and liabilities associated with this defined benefit plan were retained by the Former Parent and were not recorded on the Company’s historical Combined Financial Statements.

Net periodic pension benefit income related to this Former Parent-sponsored plan was allocated to the Company based on the Company’s share of total Former Parent headcount and is reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations for the three months ended April 1, 2022 and six months ended July 2, 2021.

Net periodic benefit cost of the Company’s defined benefit pension plan was $0.1 million and $0.5 million for the three and six months ended July 1, 2022, respectively, and was $0.4 million and $0.7 million for the three and six months ended July 2, 2021, respectively, and is reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations for both the three and six months ended July 1, 2022, and July 2, 2021. In the six months ended July 1, 2022, contributions of $0.5 million to U.S. pension plans and $2.4 million to foreign pension plans have been made.

During the three months ended July 2, 2021, the Company recognized a pension settlement gain of $11.2 million when the independent trustees of a Company pension plan agreed to merge that plan with another Company pension plan and contribute its surplus assets. This amount is reflected in Pension settlement gain in the Consolidated and Combined Condensed Statements of Operations.

10. Debt

Long-term debt consisted of the following:

July 1, 2022
(In thousands)
Term loans	$997,187
Revolving credit facilities	185,000
Long-term debt	$1,182,187

Term Loans and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”) in connection with the Separation. The Credit Agreement initially consisted of the following facilities;

• A $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027

•A Term A-1 loan with an initial aggregate principal amount of $400 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027; and,

•A $600 million 364-day senior term loan facility (the “Term Loan A-2 Facility”) with a maturity date of April 3, 2023.

The Revolving Facility contains a $300 million letter of credit foreign currency sublimit and a $50 million swing line loan sub-facility.

On April 4, 2022, the Company drew down $1.2 billion available under the credit facilities made up of (i) $200 million under the Revolving Facility, (ii) $400 million under the Term Loan A-1 Facility and (iii) $600 million under the Term Loan A-2 Facility. The Company used these proceeds to make payments to Enovis of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Facilities”, and together with the Revolving Facility, the “Facilities”) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remains unchanged. The draw-down and repayment related to these term facilities are presented net within the Consolidated and Combined Condensed Statements of Cash Flows.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, with step-downs to, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00, and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1:00. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Facilities and the Revolving Facility. Certain U.S. subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement.

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) rate plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Second Credit Agreement), in each case, plus the applicable interest rate margin. Initially, the applicable interest rate margin will be 1.5% or, in the case of base rate loans, 0.5%, and in future quarters it may change based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

As of July 1, 2022, the weighted-average interest rate of borrowings under the Credit Agreement was 2.39%, excluding accretion of deferred financing fees, and there was $565 million available on the Revolving Facility. On July 14, 2022, ESAB entered into two interest rate swaps with an aggregate notional amount of $600 million. The interest rate swaps will convert the term SOFR interest rate on a portion of the Company’s borrowings to a fixed interest rate of 3.293%, plus a spread, through the date of termination. The applicable spread may vary between 1.125% and 1.750%, depending on the total leverage ratio of the Company. Additionally, on July 22, 2022, ESAB entered into two fixed-to-fixed cross-currency swaps with an aggregate notional Euro amount of approximately €270 million and an aggregate U.S. dollar notional amount of $275 million. See additional discussion within Note 15. Subsequent Events.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place which the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $108.2 million. Total letters of credit of $32.9 million were outstanding as of July 1, 2022.

Deferred Financing Fees

In total, the Company had deferred financing fees of $4.1 million included in its Consolidated and Combined Condensed Balance Sheet as of July 1, 2022, which will be charged to Interest expense (income) and other, net, using the straight-line method, over the life of the Credit Agreement for the costs associated with entering into the Revolving Facility. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities. Of the $4.1 million, $1.3 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $2.8 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. Financial Instruments and Fair Value Measurements

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 1, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,423	$—	$—	$6,423
Foreign currency contracts - not designated as hedges	—	2,454	—	2,454
Deferred compensation plans	—	2,233	—	2,233
	$6,423	$4,687	$—	$11,110

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,078	$—	$1,078
Deferred compensation plans	—	2,233	—	2,233
	$—	$3,311	$—	$3,311

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges	—	2,487	—	2,487
	$8,133	$2,487	$—	$10,620

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,309	$—	$2,309

There were no transfers in or out of Level One, Two or Three during the six months ended July 1, 2022.

Foreign Currency Contracts

As of July 1, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $167.2 million and $180.8 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognized the following in its Consolidated and Combined Condensed Financial Statements related to its derivative instruments:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Contracts Not Designated in a Hedge Relationship:
Foreign Currency Contracts
Change in unrealized loss	$1,376	$(1,785)	$190	$(3,635)
Realized loss(1)	(2,016)	191	(16,495)	(63)
(1) The six months ended July 1, 2022 includes realized losses relating to certain corporate entities contributed to ESAB Corporation which are reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations during the three months ended April 1, 2022. See Note 1, “Organization and Basis of Presentation” for additional details. These realized losses are offset by unrealized gains which are also reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations during the three months ended April 1, 2022.

12. Commitments and Contingencies

Asbestos Contingencies

Certain entities that became subsidiaries of ESAB Corporation in connection with the Separation are the legal obligor for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations from the Former Parent’s other legacy industrial businesses. As a result, the Company holds certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries nor were the subsidiaries, producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

The Company has classified asbestos-related activity in Loss from discontinued operations in the Consolidated and Combined Condensed Statements of Operations. This is consistent with the Former Parent’s classification on the basis that, pursuant to the purchase agreement from the Former Parent’s Fluid Handling business divestiture, the Former Parent retained its asbestos-related contingencies and insurance coverages. However, as the Former Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations of the Former Parent.

The Company has projected each subsidiary’s future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. Consistent with the Former Parent, it is ESAB’s policy to record a liability for asbestos-related liability costs for the longest period of time that ESAB management can reasonably estimate.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Each subsidiary has separate insurance coverage acquired prior to Company ownership. The Company estimates the insurance assets for each subsidiary based upon the applicable policy language, expected recoveries and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

Asbestos-related claims activity since December 31, 2021 is as follows:

Six Months Ended
July 1, 2022
(Number of claims)
Claims unresolved, beginning of period	14,559
Claims filed(1)	2,169
Claims resolved(2)	(1,790)
Claims unresolved, end of period	14,938
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Combined Condensed Balance Sheet included the following amounts related to asbestos-related litigation:

July 1, 2022
(In thousands)
Long-term asbestos insurance asset(1)	$221,338
Long-term asbestos insurance receivable(1)	20,516
Accrued asbestos liability(2)	34,396
Long-term asbestos liability(3)	243,178
(1) Included in Other assets in the Consolidated and Combined Condensed Balance Sheet.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated and Combined Condensed Balance Sheet.
(3) Included in Other liabilities in the Consolidated and Combined Condensed Balance Sheet.

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

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings is expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. Segment Information

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

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment Adjusted EBITA, which represents operating income excluding the impact of Restructuring and other related charges, acquisition-related intangible asset amortization, and separation costs. The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Net sales:
Americas	$291,055	$253,629	$563,380	$479,788
EMEA & APAC	370,122	376,175	745,708	718,144
	$661,177	$629,804	$1,309,088	$1,197,932
Adjusted EBITA (1):
Americas	$45,168	$34,273	$85,660	$64,038
EMEA & APAC	56,446	60,808	116,249	115,692
	$101,614	$95,081	$201,909	$179,730
(1) The following is a reconciliation of Operating income to Adjusted EBITA:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(In thousands)
Operating Income	$85,878	$82,200	$169,492	$154,501
Restructuring and other related charges	4,649	3,489	9,953	6,564
Separation costs (1)	3,460	106	7,089	106
Amortization of acquired intangibles (2)	7,627	9,104	15,307	18,196
Other (3)	—	182	68	363
Adjusted EBITA	$101,614	$95,081	$201,909	$179,730
(1) Includes non-recurring professional fees incurred in the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Condensed Statements of Operations.
(2) Included within the Selling, general and administrative expense line withing the Consolidated and Combined Condensed Statements of Operations.
(3) Relates to certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statements of Operations.

14. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward including a separation and distribution agreement, a transition services agreement, tax matters agreement, employee matters agreements, a stockholder’s and registration rights agreement, an intellectual property matters agreement and an Enovis Growth Excellence Business System (“EBS”) license agreement.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Separation and Distribution Agreement

The Company entered into a separation and distribution agreement (the “Separation Agreement”) with Enovis immediately prior to the distribution of the Company’s common stock to Enovis stockholders. The Separation Agreement sets forth the Company’s agreements with Enovis regarding the principal actions to be taken in connection with the Separation. The Separation Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of ESAB and Enovis as part of the Separation (ii) cash distribution made to Enovis in partial consideration of the transfer of ESAB Assets to the Company in connection with the Separation, and (iii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of ESAB’s business with ESAB and financial responsibility for the obligations and liabilities of Enovis’s remaining business with Enovis.

Transition Services Agreement

The transition services agreement ("TSA") sets forth the terms and conditions pursuant to which the Company and its subsidiaries and Enovis and its subsidiaries will provide to each other various services. The services to be provided include human resources, payroll, certain information technology services, treasury services and financial reporting services. The charges for the transition services generally are expected to allow the providing company to fully recover all internal and external costs and expenses it actually incurs in connection with providing the service (including a reasonable allocation of overhead) provided in the manner and at a level substantially consistent with that provided by the respective providing company immediately preceding the Distribution Date.

Tax Matters Agreement

The tax matters agreement governs the Company’s and Enovis’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

Employee Matters Agreement

The employee matters agreement sets forth, among other things, the allocation of assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding equity and other incentive awards and certain retirement and welfare benefit obligations.

Stockholders and Registration Rights Agreement

The stockholders and registration rights agreement sets forth the right of the stockholders with regards requiring the Company to facilitate the resale of shares.

Intellectual Property Matters Agreement

The intellectual property matters agreement sets forth the terms and conditions pursuant to which Enovis and the Company have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. The Company and Enovis are able to sublicense their rights in connection with activities relating to their businesses, but not for independent use by third parties.

EBS License Agreement

The EBS License Agreement sets forth the terms and conditions pursuant to which Enovis has granted a royalty-free, non-exclusive, worldwide, and nontransferable license to the Company to use EBS, solely in support of its businesses. The Company will be able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, each of Enovis and the Company each license to each other, improvements made by such party to EBS during the first two years of the term period of the EBS license agreement.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allocated Expenses

The Company had historically operated as part of the Former Parent and not as a stand-alone company. Accordingly, the Former Parent allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts included, but were not limited to, items such as general management and executive oversight, compliance, human resources, procurement, and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considered the allocation methodologies used by the Former Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future. Allocation methodologies utilized include the Company’s relative share of total Former Parent revenues and headcount.

All of the Company’s transactions with the Former Parent were considered to be financing transactions, which are presented as Transfers from (to) Former Parent, net in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

The Company had no stock-based compensation plans prior to the Separation; however certain employees of the Company participated in the Former Parent’s stock-based compensation plans, which provided for the grants of stock options and RSUs among other types of awards. The expense associated with the Company's employees who participated in the plans of the Former Parent was allocated to the Company in the accompanying Consolidated and Combined Condensed Statements of Operations through the date of Separation.

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022 and $8.1 million and $14.6 million for the three and six months ended July 2, 2021, respectively. Following the Separation, the company independently incurs expenses as a stand-alone company and corporate expenses from Enovis were no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the three months ended July 1, 2022.
Refer to Note 9, “Benefit Plans,” for allocations of net periodic benefit associated with a Former Parent sponsored benefit plan for the three months ended April 1, 2022 and six months ended July 2, 2021.

15. Subsequent Events

The dividend of $3.0 million included in Accrued liabilities in the Consolidated and Combined Condensed Balance Sheet as at July 1, 2022 was paid on July 18, 2022, to stockholders of record as of July 1, 2022.

On July 14, 2022, ESAB entered into two interest rate swaps with an aggregate notional amount of $600 million. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company’s exposure to interest rate movements. The swaps mature on April 3, 2025 and require periodic interest rate settlements. Under these interest rate swaps, ESAB receives a floating rate based on the greater of the term SOFR interest rate or 0.00%, and pays a fixed rate of 3.293%, plus a spread, on the outstanding notional amount. The applicable spread may vary between 1.125% and 1.750%, depending on the total leverage ratio of the Company. The interest rate swaps have been designated as cash flow hedges.

On July 22, 2022, ESAB entered into two fixed-to-fixed cross-currency swaps to hedge its net investment in its Euro denominated subsidiaries. The cross-currency swaps are designated as a net investment hedge. Under the terms of the cross-currency swap agreement, ESAB will exchange monthly interest payments based on a weighted-average interest rate of 1.480% and a Euro aggregate notional amount of approximately €270 million for monthly fixed-rate interest payments based on an interest rate of 3.293% and a U.S. dollar aggregate notional amount of $275 million through the maturity date of April 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our,” and “us”) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2022 (this “Form 10-Q”) and the Consolidated and Combined Financial Statements and related footnotes included in the Company’s Information Statement filed with the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

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

•our ability to operate as a stand-alone public company;

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

•the amount of, and our ability to estimate our asbestos-related liabilities;

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

The effects of the COVID-19 pandemic and the Russia and Ukraine conflict, including actions by governments, businesses and individuals in response to these situations, may give rise or contribute to or amplify the risks associated with many of these factors.

See “Risk Factors” in the Information Statement filed with the Form 10 and “Part II -- Item 1.A Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying notes to Consolidated and Combined Condensed Financial Statements (“Notes”) contained elsewhere in this Form 10-Q. through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. Enovis is expected to divest the 10% retained shares in ESAB within 12 months after the Distribution Date.

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into a separation and distribution agreement as well as various other related agreements that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and license agreement for ESAB Business Excellence System ("EBX").

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”). The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis of $1.2 billion, which were used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information on the Credit Agreement.

Basis of Presentation

The accompanying Consolidated and Combined Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined condensed financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB and certain corporate entities have been included in the Consolidated and Combined Condensed financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to us and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Enovis during the applicable periods.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. Following the Separation, pursuant to agreements with Enovis, Enovis will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed‑upon fees, and we incur other costs to replace the services and resources that are not provided by Enovis. Costs associated with services provided by Enovis on a transitional basis are immaterial. Related party allocations are discussed further in Note 14, “Related Party Transactions” in the accompanying Notes contained elsewhere in this Form 10-Q. We also incur additional costs as a separate public company. These additional costs are primarily for the following:

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

We expect these separate public company costs to exceed the costs that have been historically allocated to us. We expect such separate public company costs to be approximately $35 million per year. During the three months ended April 1, 2022, the Former Parent allocated costs were $6.0 million included in the accompanying Notes contained elsewhere in this Form 10-Q. In addition to these separate public company costs, we expect to incur certain nonrecurring costs as a result of the Separation.

Following the Separation, the Consolidated and Combined Condensed Financial Statements include the accounts of ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of July 1, 2022, consists of our consolidated balances, while the Combined Condensed Balance Sheet as of December 31, 2021, consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Operations and Statement of Comprehensive Income for the six months ended July 1, 2022 consists of our consolidated results for the three months ended July 1, 2022 and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q, for the three months ended April 1, 2022. The Combined Condensed Statement of Operations and Statement of Comprehensive Income for the six months ended July 2, 2021, consist of the combined results of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Changes in Equity for the six months ended July 1, 2022 consists of the consolidated activities of ESAB for the three months ended July 1, 2022 and our combined activity and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q, for the three months ended April 1, 2022. The Combined Condensed Statements of Changes in Equity for the three and six months ended July 2, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Cash Flows for the six months ended July 1, 2022 consists of our consolidated activities for the three months ended July 1, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1 for the three months ended April 1, 2022. The Combined Condensed Statement of Cash Flows for the three and six months ended July 2, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

Our Consolidated and Combined Condensed Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

Prior to the Separation, we were dependent on Enovis for all of our working capital and financing requirements under Enovis’s centralized approach to cash management and financing of its operations. With the exception of cash, cash equivalents and borrowings clearly associated with ESAB and related to the Separation, financing transactions relating to us during the period prior to the separation were accounted for through our Net Former Parent investment account. Accordingly, none of Enovis’s cash, cash equivalents or debt at the corporate level has been assigned to us in these financial statements. As part of our new capital structure post Separation, we expect interest expense in 2022 to be in the range of $35 million to $40 million.
Former Parent’s investment, which included retained earnings, represented Enovis’s interest in our recorded net assets. All significant transactions between us and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Condensed Statements of Equity as “Transfers from (to) Former Parent, net” and in the accompanying Consolidated and Combined Condensed Balance Sheets within “Former Parent’s investment”.
Overview

Please see Part I, Item 1. “Business” in our Form 10, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

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

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBX tools to improve business performance, the ability to realize the expected benefits of the Separation and operate as an independent, public company, and the rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and six months ended July 1, 2022 and July 2, 2021.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITA and Adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 1, 2022, and July 2, 2021 is affected by the following additional significant items:

The COVID-19 Pandemic

In December 2019, a novel coronavirus disease was first reported in China. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses and individuals and actions taken by them in response to the situation resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products.

In an effort to protect the health and safety of our employees, we have taken actions to adopt social distancing policies at our locations around the world, including working from home, reducing the number of people in our sites at any one time, and suspending or restricting employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted measures including periodically closing businesses not deemed “essential,” isolating residents to their homes, limiting access to healthcare, curtailing activities including sporting events, and practicing social distancing. While increased access to vaccinations has contributed to slowing the spread of COVID-19 in certain jurisdictions, allowing a return to more normal activity and operational levels during the first half of 2021, the emergence and subsequent spread of COVID-19 variants slowed the pace of recovery during the second half of 2021 through the first half of 2022. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography.

As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, and together with other market dynamics has contributed to inflation and widespread supply chain challenges, including labor, raw material, and component shortages. As a result, we have experienced supply constraints in our businesses, which have led to cost inflation and logistics delays. We are taking actions in an effort to mitigate impacts to our supply chain; however, we expect these pressures to continue.

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

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

Foreign Currency Fluctuations

A significant portion of our Net sales, 77.4% and 77.6% for the three and six months ended July 1, 2022, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended July 1, 2022 compared to the three months ended July 2, 2021, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales of 3.7%, negatively affected Gross profit by 4.3% and favorably affected Selling, general and administrative expenses by 4.9%.

For the six months ended July 1, 2022 compared to the six months ended July 2, 2021, fluctuations in foreign currencies had an unfavorable impact on the change in Net sales of 3.7%, negatively affected Gross profit by 4.2% and favorably affected Selling, general and administrative expenses by 4.4%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. However, the business impact caused by the COVID-19 pandemic distorted the effects of historical seasonality patterns. Please see “Part I. Item 1A. Risk Factors” in our Form 10 for a further discussion of some of the risks related to the COVID-19 pandemic.

Non-GAAP Measures

Adjusted EBITA and Adjusted EBITDA

Adjusted EBITA and Adjusted EBITDA are non-GAAP performance measures that we include in this report because they are key metrics used by our management to assess our operating performance. Adjusted EBITA excludes from Net income from continuing operations the effect of Restructuring and other related charges, acquisition-related intangible asset amortization, pension settlement gain, separation costs, Income tax expense and Interest expense (income) and other, net. Adjusted EBITDA further excludes depreciation and other amortization from the Adjusted EBITA calculation. We also present Adjusted EBITA and Adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITA and Adjusted EBITDA, respectively. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-related intangible asset amortization and separation costs from operating income for Adjusted EBITA and further exclude depreciation and other amortization for Adjusted EBITDA. We also present Adjusted EBITDA excluding Russia and Adjusted EBITDA margin excluding Russia which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, further removing the impact of Russia. Adjusted EBITA and Adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

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

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)	$57.9	$78.1	$116.3	$136.6
Income tax expense	20.0	15.6	45.8	29.6
Interest expense (income) and other, net(2)	7.9	(0.1)	7.4	(0.2)
Pension settlement gain	—	(11.2)	—	(11.2)
Restructuring and other related charges(3)	4.6	3.5	10.0	6.6
Separation costs(4)	3.5	0.1	7.1	0.1
Acquisition-related amortization(5)	7.6	9.1	15.3	18.2
Adjusted EBITA (non-GAAP)	101.6	95.1	201.9	179.7
Depreciation and other amortization	8.9	9.6	17.9	19.2
Adjusted EBITDA (non-GAAP)	$110.5	$104.7	$219.8	$198.9
Adjusted EBITDA attributable to Russia (non-GAAP)	5.5	11.9	13.9	22.4
Adjusted EBITDA excluding Russia (non-GAAP)	$105.0	$92.8	$205.9	$176.5
Net income margin from continuing operations (GAAP)	8.8%	12.4%	8.9%	11.4%
Adjusted EBITA margin (non-GAAP)	15.4%	15.1%	15.4%	15.0%
Adjusted EBITDA margin (non-GAAP)	16.7%	16.6%	16.8%	16.6%
Adjusted EBITDA margin excluding Russia (non-GAAP)(6)	16.6%	15.8%	16.6%	15.8%
(1) Numbers may not sum due to rounding.
(2) Mainly relates to the removal of interest expense and income included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statement of Operations.
(3) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, and other costs in connection with the closure and optimization of facilities and product lines.
(4) Includes non-recurring professional fees incurred in the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Condensed Statements of Operations.
(5) Includes amortization of acquired intangibles.
(6) Net sales relating to Russia included within the EMEA & APAC segment were $29.5 million and $70.4 million for the three and six months ended July 1, 2022, respectively, and $44.0 million and $80.6 million for the three and six months ended July, 2 2021, respectively.

The following tables set forth a reconciliation of Operating income, the most directly comparable financial statement measure, to Adjusted EBITA and Adjusted EBITDA by segment for the three and six months ended July 1, 2022 and July 2, 2021.

	Three Months Ended July 1, 2022			Six Months Ended July 1, 2022
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Operating income (GAAP)	$35.8	$50.0	$85.9	$66.0	$103.5	$169.5
Restructuring and other related charges	3.6	1.1	4.6	7.2	2.8	10.0
Separation costs	1.5	1.9	3.5	3.8	3.3	7.1
Acquisition-related amortization	4.2	3.4	7.6	8.3	7.0	15.3
Other(2)	—	—	—	0.3	(0.2)	0.1
Adjusted EBITA (non-GAAP)	45.2	56.4	101.6	85.7	116.2	201.9
Depreciation and other amortization	3.4	5.5	8.9	6.9	11.0	17.9
Adjusted EBITDA (non-GAAP)	$48.6	$61.9	$110.5	$92.6	$127.2	$219.8
Adjusted EBITDA attributable to Russia (non-GAAP)	—	5.5	5.5	—	13.9	13.9
Adjusted EBITDA excluding Russia (non-GAAP)	$48.6	$56.4	$105.0	$92.6	$113.3	$205.9
Adjusted EBITA margin (non-GAAP)	15.5%	15.3%	15.4%	15.2%	15.6%	15.4%
Adjusted EBITDA margin (non-GAAP)	16.7%	16.7%	16.7%	16.4%	17.1%	16.8%
Adjusted EBITDA margin excluding Russia (non-GAAP)	16.7%	16.6%	16.6%	16.4%	16.8%	16.6%
(1) Numbers may not sum due to rounding.
(2) Relates to the adjustment for certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statements of Operations.

	Three Months Ended July 2, 2021			Six Months Ended July 2, 2021
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)
Operating income (GAAP)	$27.1	$55.1	$82.2	$49.4	$105.1	$154.5
Restructuring and other related charges	2.1	1.4	3.5	4.5	2.1	6.6
Separation costs	0.1	—	0.1	0.1	—	0.1
Acquisition-related amortization	4.7	4.4	9.1	9.4	8.8	18.2
Other(1)	0.3	(0.1)	0.2	0.6	(0.3)	0.3
Adjusted EBITA (non-GAAP)	34.3	60.8	95.1	64.0	115.7	179.7
Depreciation and other amortization	3.7	5.9	9.6	7.2	12.0	19.2
Adjusted EBITDA (non-GAAP)	$38.0	$66.7	$104.7	$71.2	$127.7	$198.9
Adjusted EBITDA attributable to Russia (non-GAAP)	—	11.9	11.9	—	22.4	22.4
Adjusted EBITDA excluding Russia (non-GAAP)	$38.0	$54.8	$92.8	$71.2	$105.3	$176.5
Adjusted EBITA margin (non-GAAP)	13.5%	16.2%	15.1%	13.3%	16.1%	15.0%
Adjusted EBITDA margin (non-GAAP)	15.0%	17.7%	16.6%	14.8%	17.8%	16.6%
Adjusted EBITDA margin excluding Russia (non-GAAP)	15.0%	16.5%	15.8%	14.8%	16.5%	15.8%
(1) Relates to the adjustment for certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statements of Operations.

Total Company

Sales

Net sales increased for the three and six months ended July 1, 2022 as compared with the three and six months ended July 2, 2021. The following table presents the components of changes in our consolidated and combined Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended July 2, 2021	$629.8		$1,197.9
Components of Change:
Existing businesses(1)	54.7	8.7%	155.9	13.0%
Foreign Currency translation(2)	(23.3)	(3.7)%	(44.7)	(3.7)%
	31.4	5.0%	111.2	9.3%
For the three and six months ended July 1, 2022	$661.2		$1,309.1
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(2) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales from existing businesses increased $54.7 million and $155.9 million during the three and six months ended July 1, 2022, respectively, compared to the prior year period primarily due to inflation-related customer pricing increases of approximately $82 million and $164 million, respectively, partially offset by reduced sales volumes due to the Russia and Ukraine conflict. The strengthening of the U.S. dollar relative to other currencies caused a $23.3 million and $44.7 million unfavorable currency translation impact during the three and six months ended July 1, 2022, respectively.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Gross profit	$227.5	$218.4	$451.8	$418.2
Gross profit margin	34.4%	34.7%	34.5%	34.9%
Selling, general and administrative expense	$136.9	$132.7	$272.4	$257.1
Net income from continuing operations	$57.9	$78.1	$116.3	$136.6
Net income margin from continuing operations	8.8%	12.4%	8.9%	11.4%
Adjusted EBITA (non-GAAP)	$101.6	$95.1	$201.9	$179.7
Adjusted EBITA margin (non-GAAP)	15.4%	15.1%	15.4%	15.0%
Adjusted EBITDA (non-GAAP)	$110.5	$104.7	$219.8	$198.9
Adjusted EBITDA margin (non-GAAP)	16.7%	16.6%	16.8%	16.6%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$4.6	$3.5	$10.0	$6.6
Acquisition-related amortization(2)	$7.6	$9.1	$15.3	$18.2
Separation costs	$3.5	$0.1	$7.1	$0.1
Interest expense (income) and other, net(3)	$7.9	$(0.1)	$7.4	$(0.2)
Income tax expense	$20.0	$15.6	$45.8	$29.6
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$8.9	$9.6	$17.9	$19.2
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination and other costs in connection with the closure of and optimization of facilities and product lines.
(2) Includes amortization of acquired intangibles.
(3) Mainly relates to the removal of interest expense and income included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statement of Operations.

Second Quarter of 2022 Compared to Second Quarter of 2021

Gross profit increased $9.1 million in the second quarter of 2022 compared with the prior year period. The increase in Gross profit was primarily attributable to benefit from price increases, new product initiatives, and favorable product mix partially offset by inflation-related cost increases, reduced sales volumes due to the Russia and Ukraine conflict and unfavorable currency translation. Gross profit margin declined primarily due to the dilution effect caused by customer inflation-related pricing and cost increases.

Selling, general and administrative expense increased $4.2 million in the second quarter of 2022 compared to the prior year period. This increase is primarily driven by inflation-related cost increases, increased employee compensation costs, and $3.5 million of separation costs, partially offset by currency fluctuations.

The effective tax rate of 25.7% for the quarter ended July 1, 2022 differed from the effective tax rate of 16.7% for the same period ending July 2, 2021 due to the change in discrete tax liabilities, net of any benefits, in the comparable periods. Additionally, our mix of foreign income was higher in jurisdictions that tax at lower rates than the U.S. federal statutory rate in the second quarter of 2021.

Net income from continuing operations decreased $20.2 million in the second quarter of 2022 compared with the prior year period due to changes discussed above as well as the increase in interest expense related to our new Term Facility and Revolving Facility, higher income tax expenses and a pension settlement gain of $11.2 million recorded in the second quarter of 2021, offset by improved Gross profit. Net income margin from continuing operations decreased primarily due to the items discussed above and a higher tax rate and interest expense versus the prior period.

Adjusted EBITA, Adjusted EBITDA, and related margins increased primarily due to improved sales, partially offset by inflation-related pricing and cost increases. Excluding Russia Adjusted EBITDA increased from $92.8 million to $105.0 million, and the related adjusted EBITDA margins expanded 80 basis points from 15.8% to 16.6%.

Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Gross profit increased $33.6 million in the six months ended July 1, 2022 compared with the prior year period. The increase in Gross profit was primarily attributable to benefit from price increases, new product initiatives, and favorable product mix partially offset by inflation-related cost increases and, to a lesser extent, reduced sales volumes due to the Russia and Ukraine conflict. Gross profit margin declined primarily due to dilution effect caused by customer inflation-related pricing and cost increases, which compressed the margin.

Selling, general and administrative expense increased $15.2 million in the six months ended July 1, 2022 compared to the prior year period. This increase is primarily driven by inflation-related cost increases, $7.1 million of Separation-related costs, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations in the first quarter of 2022 and increased costs related to being an independent public company, partially offset by currency fluctuations.

The effective tax rate of 28.2% for the six months ended July 1, 2022 differed from the effective tax rate of 17.8% for the same period ending July 2, 2021 due to the change in discrete tax liabilities, net of any benefits, in the comparable periods. Additionally, The Company's mix of foreign income was higher in jurisdictions that tax at lower rates than the U.S. federal statutory rate in the second quarter of 2021.

Net income from continuing operations decreased $20.3 million in the six months ended July 1, 2022 compared with the prior year period due to changes discussed above as well as the increase in interest expense related to our new Term Facility and Revolving Facility, higher income tax and a pension settlement gain of $11.2 million recorded in second quarter of 2021 offset by improved Gross profit. Net income margin from continuing operations decreased primarily due to the items discussed above and a change in the tax rate versus the prior period.

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

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Net sales	$291.1	$253.6	$563.4	$479.8
Gross profit	$99.8	$84.7	$189.0	$162.2
Gross profit margin	34.3%	33.4%	33.6%	33.8%
Selling, general and administrative expense	$60.4	$55.4	$115.8	$108.2
Adjusted EBITA (non-GAAP)	$45.2	$34.3	$85.7	$64.0
Adjusted EBITA margin (non-GAAP)	15.5%	13.5%	15.2%	13.3%
Adjusted EBITDA (non-GAAP)	$48.6	$38.0	$92.6	$71.2
Adjusted EBITDA margin (non-GAAP)	16.7%	15.0%	16.4%	14.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$3.6	$2.1	$7.2	$4.5
Acquisition-related amortization	$4.2	$4.7	$8.3	$9.4
Separation costs	$1.5	$0.1	$3.8	$0.1
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$3.4	$3.7	$6.9	$7.2

Second Quarter of 2022 Compared to Second Quarter of 2021

Net sales in our Americas segment increased $37.5 million in the second quarter of 2022 compared with the prior year period. Net sales from existing business increased $38.1 million primarily due to inflation-related pricing increases. Gross profit increased due to the benefit from price increases partially offset by inflation-related cost increases. Gross profit margin increased 90 basis points for the same reasons. Selling, general and administrative expense increased primarily due to increased travel expenses and increased costs related to the Separation. Adjusted EBITA, Adjusted EBITDA, and related margins improved primarily as a result of the aforementioned factors.

Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Net sales in our Americas segment increased $83.6 million in the six months ended July 1, 2022 compared with the prior year period. Net sales from existing business increased $85.8 million primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives. Gross profit increased primarily due to benefit from price increases partially offset by inflation-related cost increases, while gross profit margin decreased 20 basis points due to dilution effect caused by unfavorable product mix and inflation-related pricing and cost increases. Selling, general and administrative expense increased due to increased travel expenses and increased costs related to the Separation. Adjusted EBITA, Adjusted EBITDA, and related margins improved primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(Dollars in millions)
Net sales	$370.1	$376.2	$745.7	$718.1
Gross profit	$127.7	$133.7	$262.8	$256.0
Gross profit margin	34.5%	35.5%	35.2%	35.6%
Selling, general and administrative expense	$76.6	$77.2	$156.5	$148.9
Adjusted EBITA (non-GAAP)	$56.4	$60.8	$116.2	$115.7
Adjusted EBITA margin (non-GAAP)	15.3%	16.2%	15.6%	16.1%
Adjusted EBITDA (non-GAAP)	$61.9	$66.7	$127.2	$127.7
Adjusted EBITDA margin (non-GAAP)	16.7%	17.7%	17.1%	17.8%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$1.1	$1.4	$2.8	$2.1
Acquisition-related amortization	$3.4	$4.4	$7.0	$8.8
Separation costs	$1.9	$—	$3.3	$—
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$5.5	$5.9	$11.0	$12.0

Second Quarter of 2022 Compared to Second Quarter of 2021

Net sales decreased for our EMEA & APAC segment by $6.1 million in the second quarter of 2022 compared with the prior year period. Net sales from existing business increased $16.5 million offset by $22.6 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation- related pricing increases and to a lesser extent, new product initiatives which were offset by a decrease in sales volumes due to the Russia and Ukraine conflict. Gross profit decreased in the second quarter of 2022 compared with the prior year period due primarily to higher energy costs and other inflation-related cost increases, reduced sales volumes, and an unfavorable currency translation impact partially offset by benefit from price increases and a favorable product mix. Gross profit margin decreased 100 basis points for the same reasons. Selling, general and administrative expense remained largely consistent compared to the same period in 2021. Adjusted EBITA, Adjusted EBITDA, and related margins declined due to lower Gross profit margin. Excluding Russia Adjusted EBITDA increased from $54.8 million to $56.4 million and the related adjusted EBITDA margins expanded 10 basis points from 16.5% to 16.6%.
Six months ended July 1, 2022 Compared to Six months ended July 2, 2021

Net sales increased for our EMEA & APAC segment by $27.6 million in the six months ended July 1, 2022 compared with the prior year period. Net sales from existing business increased $70.1 million offset by $42.5 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives partially offset by reduced sales volumes due to the Russia and Ukraine conflict. Gross profit increased in the second quarter of 2022 compared with the prior year period due primarily to a favorable product mix and benefit from price increases, partially offset by inflation-related cost increases, reduced sales volumes and an unfavorable currency translation impact. Gross profit margin decreased 40 basis points mainly due to dilution effect from inflation related pricing and cost increases. Selling, general and administrative expense increased over the same period primarily driven by higher sales, an increase in Separation costs, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations and employee compensation costs. Adjusted EBITA and Adjusted EBITDA remained consistent compared to the same period in 2021 while related margins declined primarily due to lower Gross profit margin.

Liquidity and Capital Resources

Overview

Prior to the completion of the Separation, we financed our working capital requirements through cash flows from operating activities and arrangements with our Former Parent. We currently expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, and debt service and required amortization of principal and, pending Board approval, payment of cash dividends.

In conjunction with the Separation on April 4, 2022, we drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis, of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to us by Enovis in connection with the Separation.

On June 28, 2022, we amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million Term Loan A-3 Facility with a maturity date of April 3, 2025 to refinance our existing Term Loan A-2 Facility. Also on June 28, 2022, we borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remains unchanged.

As of July 1, 2022, we are in compliance with the covenants under Credit Agreement. As of July 1, 2022, the weighted average interest rate of borrowings under the Credit Agreement was 2.39%, excluding accretion of deferred financing fees and the impact from swap agreements entered into after the completion of the second quarter. Refer to Note 15, “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to swap agreements.

As of end of the second quarter, we had the capacity for additional indebtedness, up to $565 million available on the Revolving Facility. Additionally, we have the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Credit Facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months.

Cash Flows

As of July 1, 2022, we had $53.5 million of Cash and cash equivalents, an increase of $12.3 million from the balance as of December 31, 2021 of $41.2 million.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Six Months Ended
	July 1, 2022	July 2, 2021
	(Dollars in Millions)(1)
Net cash provided by operating activities	$43.4	$122.6
Purchases of property, plant and equipment	(13.7)	(10.8)
Proceeds from sale of property, plant and equipment	3.4	1.4
Acquisitions, net of cash received	—	(4.9)
Net cash used in investing activities	(10.3)	(14.4)
Proceeds from borrowings on term credit facility	1,000.0	0.3
Proceeds from borrowings on revolving credit facility	265.0	—
Repayments of borrowings on revolving credit facility and other	(79.6)	—
Payment of deferred financing fees	(5.6)	—
Payments of deferred consideration	(1.5)	—
Distributions to noncontrolling interest holders	(0.9)	(1.1)
Consideration to Former Parent in connection with the Separation	(1,200.0)	—
Transfers from (to) Former Parent, net	2.8	(111.1)
Net cash used in financing activities	(19.9)	(111.9)
Effect of foreign exchange rates on Cash and cash equivalents	(0.9)	(1.0)
Increase (decrease) in Cash and cash equivalents	$12.3	$(4.7)
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Cash used in operating activities related to discontinued operations for the six months ended July 1, 2022 was $13.7 million, which was mainly asbestos related.

•During the six months ended July 1, 2022, we paid $12.9 million and $7.5 million for Separation costs and interest related to our term loans and revolving credit facility, respectively.

•During the six months ended July 1, 2022 and July 2, 2021, cash payments of $12.8 million and $6.8 million, respectively, were made related to our restructuring initiatives.

•Additionally, during the six months ended July 1, 2022 cash provided by operating activities decreased compared to the same period in 2021 also due to a decrease in cash provided by changes in operating assets and liabilities resulting from investment in inventories and other working capital to primarily support growth and manage supply chain challenges as result of COVID-19.

Cash flows used in investing activities during the six months ended July 1, 2022 and July 2, 2021 includes $13.7 million and $10.8 million, respectively, of cash used for the Purchases of property, plant and equipment.

Cash flows used in financing activities decreased by $92.0 million during the six months ended July 1, 2022 and July 2, 2021 primarily due to the receipt of proceeds from the issuance of our debt of $1.3 billion, of which $1.2 billion was paid to our

Former Parent in connection with the Separation. Transfers from (to) Former Parent, net also significantly decreased compared to the prior period. The remaining change was primarily due to a $80.0 million repayment on the revolving credit facility.

Our Cash and cash equivalents as of July 1, 2022 include $47.7 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

The Company entered into certain credit facilities pursuant to the terms of a credit agreement on April 4, 2022. Please refer to Note 10, “Debt” in our Notes included in this Form 10-Q for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the three months ended July 1, 2022 would have increased interest expense by approximately $3.0 million. In order to mitigate our interest risk, in July 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 15, “Subsequent Events” in our Notes included in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended July 1, 2022, approximately 77.6% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. dollar as of July 1, 2022, would result in a reduction in Equity of approximately $174 million. In July 2022, we entered into two fixed-to-fixed cross-currency swaps which will provide a hedge to a portion of our European net asset position. See Note 15, “Subsequent Events” in our Notes to Consolidated and Combined Condensed Financial Statements included in this Form 10-Q for additional information.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers. See Note 11, “Financial Instruments and Fair Value Measurements” in our Notes included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 12, “Commitments and Contingencies,” in the Notes included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis Of Financial Conditions and Results - Special Note Regarding Forward Looking Statement”, in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s Information Statement of the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). There were no material changes during the six months ended July 1, 2022 to the risk factors reported in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 5, 2022, the Company entered into a change in control agreement with each of its executive officers (the “Change in Control Agreements”). The Company’s Board of Directors previously approved the form of change in control agreement prior to the Company’s separation from Enovis Corporation (previously known as Colfax Corporation). The Change in Control Agreements supersede and replace any prior agreement between the Company and such executive officers with respect to a change in control (as such term is defined in the Change in Control Agreements) of the Company, except to the extent such executive officer has an offer letter or other employment agreement with the Company, in which case the agreement with terms more favorable to the executive officer will control.

Pursuant to the Change in Control Agreements, upon a change in control of the Company, each executive officer will be entitled to an annual base salary, cash bonus opportunity and benefits package equal to or greater than the base salary, cash bonus opportunity or benefits package in effect for such executive officer immediately prior to the change in control. If an executive officer’s employment is terminated by the Company other than for cause, death or disability or the executive officer resigns for good reason (as such terms are defined in the Change of Control Agreements) during the two year period following, or the three month period preceding, a change in control of the Company (as defined in the Change of Control Agreement), the Company will pay the executive officer an amount equal to: (i) two times the annual base salary of such executive officer plus (ii) two times the target cash bonus opportunity of such executive officer. Any outstanding long-term equity incentive awards held by the executive officer will continue to be treated in accordance with the terms and conditions of the award agreements and plans pursuant to which such awards were granted.

Each Change in Control Agreement has an initial two-year term, subject to automatic extension for successive one-year periods unless either the Company or the executive officer gives notice of non-renewal to the other or the agreement is otherwise terminated pursuant to its terms.

ESAB CORPORATION
NOTE TO THE CONDENSED BALANCE SHEETS

The foregoing description of the Change in Control Agreements is qualified by the full text of the Change in Control Agreements, the form of which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment No. 2 to Credit Agreement, dated as of June 28, 2022 (incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on June 28, 2022).

10.2	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.31 to ESAB Corporation's Registration Statement on Form 10 (File No. 001-41297) as filed with the SEC on March 11, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	August 9, 2022

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	August 9, 2022

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	August 9, 2022