Form 10-Q
period 2022-09-30
ESAB Corp
filed 2022-11-03
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☑
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2022, there were 60,076,559 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Net sales	$620,265	$605,968	$1,929,353	$1,803,900
Cost of sales	410,927	398,973	1,268,212	1,178,719
Gross profit	209,338	206,995	661,141	625,181
Selling, general and administrative expense	121,668	124,104	394,026	381,225
Restructuring and other related charges	6,676	4,227	16,629	10,791
Operating income	80,994	78,664	250,486	233,165
Pension settlement gain	(3,300)	—	(3,300)	(11,208)
Interest expense (income) and other, net	12,165	(209)	19,516	(748)
Income from continuing operations before income taxes	72,129	78,873	234,270	245,121
Income tax expense	17,836	17,441	63,629	47,043
Net income from continuing operations	54,293	61,432	170,641	198,078
Loss from discontinued operations, net of taxes	(977)	—	(4,898)	—
Net income	53,316	61,432	165,743	198,078
Less: Income attributable to noncontrolling interest, net of taxes	962	818	2,703	2,399
Net income attributable to ESAB Corporation	$52,354	$60,614	$163,040	$195,679
Earnings (loss) per share – basic
Income from continuing operations	$0.88	$1.01	$2.78	$3.26
Loss on discontinued operations	$(0.02)	$—	$(0.08)	$—
Net income per share	$0.86	$1.01	$2.70	$3.26
Earnings (loss) per share – diluted
Income from continuing operations	$0.88	$1.01	$2.77	$3.26
Loss on discontinued operations	$(0.02)	$—	$(0.08)	$—
Net income per share – diluted	$0.86	$1.01	$2.69	$3.26

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$53,316	$61,432	$165,743	$198,078
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense of $1,630, $0, $2,328 and $1,491	(98,792)	(35,901)	(245,868)	(62,493)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax expense of $2,895 and $2,895	9,960	—	9,960	—
Defined benefit pension and other post-retirement plan activity, net of tax expense of $235, $0, $710 and $0	766	270	2,322	698
Other comprehensive loss	(88,066)	(35,631)	(233,586)	(61,795)
Comprehensive (loss) income	(34,750)	25,801	(67,843)	136,283
Less: comprehensive (loss) income attributable to noncontrolling interest	(181)	1,048	(693)	1,707
Comprehensive (loss) income attributable to ESAB Corporation	$(34,569)	$24,753	$(67,150)	$134,576

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,634	$41,209
Trade receivables, less allowance for credit losses of $23,564 and $23,912	359,956	383,496
Inventories, net	446,531	420,062
Prepaid expenses	53,174	51,949
Other current assets	67,701	67,357
Total current assets	987,996	964,073
Property, plant and equipment, net	265,185	286,278
Goodwill	1,399,661	1,532,993
Intangible assets, net	452,329	521,434
Lease assets - right of use	89,551	107,944
Other assets	345,181	48,540
Total assets	$3,539,903	$3,461,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$320,179	$345,480
Accrued liabilities	290,403	251,109
Total current liabilities	610,582	596,589
Long-term debt	1,132,415	—
Other liabilities	549,381	362,945
Total liabilities	2,292,378	959,534
Equity:
Common stock - $0.001 par value - Authorized 600,000,000, 60,076,559 and 100 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	60	—
Additional paid-in capital	1,857,918	—
Retained earnings	101,549	—
Former Parent’s investment	—	2,921,623
Accumulated other comprehensive loss	(750,342)	(460,888)
Total ESAB Corporation equity	1,209,185	2,460,735
Noncontrolling interest	38,340	40,993
Total equity	1,247,525	2,501,728
Total liabilities and equity	$3,539,903	$3,461,262

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	—	55,437	—	966	56,403
Distributions to noncontrolling owners	—	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax expense of $579	—	—	—	—	—	(43,895)	(508)	(44,403)
Former Parent common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Transfers from (to) Former Parent, net	—	—	—	—	62,110	(59,263)	—	2,847
Balance at April 1, 2022	—	$—	$—	$—	$3,040,898	$(564,046)	$40,510	$2,517,362
Net income	—	—	—	55,249	—	—	775	56,024
Dividends declared ($0.05 per share)	—	—	—	(3,025)	—	—	—	(3,025)
Other comprehensive loss, net of tax expense of $594	—	—	—	—	—	(99,373)	(1,745)	(101,118)
Net transfers from Former Parent, including Separation Adjustments	—	—	—	—	8,533	—	—	8,533
Net consideration paid to Former Parent in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Common stock-based award activity	9,232	—	3,627	—	—	—	—	3,627
Balance at July 1, 2022	60,043,543	$60	$1,852,998	$52,224	$—	$(663,419)	$39,540	$1,281,403
Net income	—	—	—	52,354	—	—	962	53,316
Dividends declared ($0.05 per share)	—	—	—	(3,029)	—	—	—	(3,029)
Distributions to noncontrolling owners	—	—	—	—	—	—	(1,019)	(1,019)
Other comprehensive loss, net of tax expense of $4,760	—	—	—	—	—	(86,923)	(1,143)	(88,066)
Common stock-based award activity	33,016	—	4,920	—	—	—	—	4,920
Balance at September 30, 2022	60,076,559	$60	$1,857,918	$101,549	$—	$(750,342)	$38,340	$1,247,525

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2020	—	$—	$—	$—	$2,898,831	$(396,203)	$42,139	$2,544,767
Net income	—	—	—	—	57,658	—	876	58,534
Distributions to noncontrolling owners	—	—		—	—	—	(1,054)	(1,054)
Other comprehensive loss, net of tax expense of $1,491	—	—	—	—	—	(29,506)	(312)	(29,818)
Former Parent common stock-based award activity	—	—	—	—	1,586	—	—	1,586
Transfers to Former Parent, net	—	—	—	—	(55,069)	—	—	(55,069)
Balance at April 2, 2021	—	$—	$—	$—	$2,903,006	$(425,709)	$41,649	$2,518,946
Net income	—	—	—	—	77,407	—	705	78,112
Other comprehensive income (loss), net of tax expense of $0	—	—	—	—	—	4,264	(610)	3,654
Former Parent common stock-based award activity	—	—	—	—	1,663	—	—	1,663
Transfers to Former Parent, net	—	—	—	—	(56,038)	—	—	(56,038)
Balance at July 2, 2021	—	$—	$—	$—	$2,926,038	$(421,445)	$41,744	$2,546,337
Net income	—	—	—	—	60,614	—	818	61,432
Distributions to noncontrolling owners	—	—	—	—	—	—	(1,496)	(1,496)
Other comprehensive (loss) income, net of tax benefit of $0	—	—	—	—	—	(35,861)	230	(35,631)
Former Parent common stock-based award activity	—	—	—	—	1,702	—	—	1,702
Transfers to Former Parent, net	—	—	—	—	(62,305)	—	—	(62,305)
Balance at October 1, 2021	—	$—	$—	$—	$2,926,049	$(457,306)	$41,296	$2,510,039

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021

Cash flows from operating activities:
Net income	$165,743	$198,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,699	57,305
Stock-based compensation expense	9,532	4,951
Non-cash interest expense	1,673	—
Deferred income tax	(4,725)	(2,710)
Pension settlement gain	(3,300)	(11,208)
Changes in operating assets and liabilities:
Trade receivables, net	(7,361)	(54,826)
Inventories, net	(54,757)	(105,409)
Accounts payable	(10,916)	93,382
Other operating assets and liabilities	(21,673)	12,514
Net cash provided by operating activities	122,915	192,077
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,996)	(18,851)
Proceeds from sale of property, plant and equipment	4,322	1,079
Acquisition, net of cash received	—	(4,885)
Net cash used in investing activities	(17,674)	(22,657)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	1,000,000	—
Proceeds from borrowings on revolving credit facility and other	495,881	244
Repayments of borrowings on revolving credit facility	(360,000)	—
Payment of deferred financing fees and other	(4,904)	—
Payment of deferred consideration	(1,500)	—
Payment of dividends	(3,025)	—
Distributions to noncontrolling interest holders	(1,960)	(2,550)
Consideration to Former Parent in connection with the Separation	(1,200,000)	—
Transfers from (to) Former Parent, net	2,847	(173,412)
Net cash used in financing activities	(72,661)	(175,718)
Effect of foreign exchange rates on Cash and cash equivalents	(13,155)	(1,416)
Increase (decrease) in Cash and cash equivalents	19,425	(7,714)
Cash and cash equivalents, beginning of period	41,209	49,209
Cash and cash equivalents, end of period	$60,634	$41,495

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

ESAB Corporation (“ESAB” or the “Company”) is a world leader in fabrication and gas control technology, providing our partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. Historically, these businesses had operated as part of Enovis Corporation’s (“Former Parent” or “Enovis”) Fabrication Technologies reportable segment.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter. As used herein, the third quarter results for 2022 and 2021 refer to the 13-week periods ended September 30, 2022 and October 1, 2021, respectively.

Separation from Enovis

On January 31, 2022, all remaining legal entities which were part of the Fabrication Technology segment of the Former Parent along with certain entities that were part of the Corporate segment of the Former Parent became subsidiaries of ESAB through a legal entity restructuring. This reorganization resulted in the inclusion of the following items in ESAB for the three months ending April 1, 2022:

•Certain operating entities that form the historical Fabrication Technology business.

•Certain entities which historically have been a part of the Former Parent’s Corporate reportable segment, including components of the Former Parent’s legal, human resources, tax and other finance functions that served the entirety of the Former Parent.

•Certain entities relating to the Former Parent’s previously divested Fluid Handling businesses which hold certain asbestos assets, liabilities, costs and insurance recoveries related to the asbestos obligations of these legacy industrial businesses. Refer to Note 2, “Discontinued Operations” and Note 13, “Commitments and Contingencies” for additional information.

•Certain pension plan assets and liabilities due to transfer of sponsorship of two U.S. defined benefit plans and a U.S. other post-retirement benefit plan from the Former Parent to ESAB as of March 21, 2022. Refer to Note 8, “Benefit Plans” for additional information on the benefit plans transferred to ESAB.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and license agreement for the ESAB Business Excellence System (“EBX”).

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”). The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. The Company entered into interest rate swap agreements and cross-currency swap agreements to manage exposures to currency exchange rates and interest rates arising from these credit facilities; refer to Note 9 “Debt” and Note 10 “Derivatives” for additional information.

On May 12, 2022, ESAB declared a quarterly cash dividend of $0.05 per share of the Company’s common stock. The dividend of $3.0 million was paid to stockholders of record on July 1, 2022. On September 15, 2022 ESAB announced that the Board of Directors had declared a quarterly cash dividend of $0.05 per share of the Company’s common stock to stockholders of record on September 30, 2022, payable on October 14, 2022. The dividend of $3.0 million is included in Accrued liabilities in the Consolidated Balance Sheet at September 30, 2022.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. On April 25, 2022, ESAB announced that the Company may be required to transition out of its business in Russia and are evaluating options and possible timing for this transition. ESAB continues to fulfill current contractual obligations while addressing applicable laws and regulations. For the three and nine months ended September 30, 2022, Russia represented approximately 7% and 6% of the Company’s total revenue, and approximately $7 million and $14 million of its Net Income, respectively. Russia also has approximately 6% of the Company’s total net assets excluding any goodwill allocation as of September 30, 2022. In case of the disposition of the Russia business, a portion of goodwill will need to be allocated and disposed of in the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $50 million as of September 30, 2022, which could be realized upon a transition. To cover credit risks related to Russian and Ukrainian operations, ESAB increased the allowance on receivables by approximately $4 million during the nine months ended September 30, 2022. The Company is closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The accompanying Consolidated and Combined Condensed Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined condensed financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Enovis during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 15, “Related Party Transactions.”

Following the Separation, the consolidated financial statements include ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•The Consolidated Balance Sheet as of September 30, 2022, consists of the consolidated balances of ESAB, while the Combined Condensed Balance Sheet as of December 31, 2021, consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Operations and Statement of Comprehensive Income for the nine months ended September 30, 2022 consist of the consolidated results of ESAB for the six months ended September 30, 2022 and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statement of Operations and Statement of Comprehensive Income for the three and nine months ended October 1, 2021 consist of the combined results of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Changes in Equity for the nine months ended September 30, 2022 consists of the consolidated activities of ESAB for the six months ended September 30, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statements of Changes in Equity for the three and nine months ended October 1, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Cash Flows for the nine months ended September 30, 2022 consists of the consolidated activities of ESAB for the six months ended September 30, 2022 and the combined activity of ESAB and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Condensed Statement of Cash Flows for the three and nine months ended October 1, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

The Consolidated and Combined Condensed Financial Statements of ESAB for the three and nine months ended October 1, 2021 and the three months ended April 1, 2022 may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.

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

The Company makes certain estimates and assumptions in preparing its Consolidated and Combined Condensed Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Consolidated and Combined Condensed Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Combined Condensed Statements of Operations. Research and development costs were $8.0 million and $27.1 million

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

during the three and nine months ended September 30, 2022, respectively, and $9.1 million and $28.9 million during the three and nine months ended October 1, 2021, respectively.

In addition to the factors discussed elsewhere in this Form 10-Q, the results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons. Since 2020, these historical seasonality trends have been impacted by the worldwide spread of a novel coronavirus disease (“COVID-19”).

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

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The entities that hold these assets and liabilities became subsidiaries of the Company during the three months ended April 1, 2022 in connection with the Separation. These assets and liabilities were not included in the Company’s historical Combined Financial Statements for 2021 as the Company did not have legal title to these assets, nor was the Company the legal obligor of these liabilities. The 2022 amounts reflect income, expenses, assets and liabilities historically recorded within the Former Parent’s divested businesses that were not part of Former Parent’s Fabrication Technology segment. Refer to “Note 1, Organization and Basis of Presentation” for additional information.

The Company has classified asbestos-related activity in its Consolidated and Combined Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. See Note 13, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three and nine months ended September 30, 2022 was $5.6 million and $19.3 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Equipment	$168,633	$192,365	$547,555	$564,971
Consumables	451,632	413,603	1,381,798	1,238,929
Total	$620,265	$605,968	$1,929,353	$1,803,900

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 30, 2022 is immaterial.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2021 and December 31, 2020, total contract liabilities were $22.3 million and $21.6 million, respectively, and were included in Accrued liabilities on the Consolidated and Combined Condensed Balance Sheets. During the three and nine months ended September 30, 2022, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.6 million and $19.0 million, respectively. During the three and nine months ended October 1, 2021, revenue recognized that was included in the contract liability balance at the beginning of the year was $3.1 million and $19.4 million, respectively. As of September 30, 2022 and October 1, 2021 total contract liabilities were $22.5 million and $19.9 million, respectively, and were included in Accrued liabilities on the Company’s Consolidated and Combined Condensed Balance Sheets.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Combined Condensed Balance Sheets is as follows:

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,912	$4,756	$(4,633)	$(471)	$23,564

4. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$53,331	$60,614	$167,938	$195,679
Less: distributed and undistributed earnings allocated to nonvested shares	(407)	—	(1,152)	—
Income from continuing operations attributable to common stockholders	$52,924	$60,614	$166,786	$195,679
Weighted-average shares of Common stock outstanding – basic	60,063,553	60,034,311	60,045,306	60,034,311
Income per share from continuing operations – basic	$0.88	$1.01	$2.78	$3.26

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$52,924	$60,614	$166,786	$195,679
Weighted-average shares of Common stock outstanding – diluted	60,063,553	60,034,311	60,045,306	60,034,311
Net effect of potentially dilutive securities	99,668	—	82,378	—
Weighted-average shares of Common stock outstanding – dilution	60,163,221	60,034,311	60,127,684	60,034,311
Net income per share from continuing operations – diluted	$0.88	$1.01	$2.77	$3.26
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.0 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.4 million for the three and nine months ended October 1, 2021, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Income Taxes

During the three and nine months ended September 30, 2022, Income from continuing operations before income taxes was $72.1 million and $234.3 million, respectively, while Income tax expense was $17.8 million and $63.6 million, respectively. The effective tax rate was 24.7% and 27.2% for the three and nine months ended September 30, 2022, respectively. The effective tax rates differed from the 2022 U.S. federal statutory rate of 21% primarily due to the impact of withholding taxes and non-deductible expenses.

During the three and nine months ended October 1, 2021, Income from continuing operations before income taxes was $78.9 million and $245.1 million, respectively, while Income tax expense was $17.4 million and $47.0 million, respectively. The effective tax rate was 22.1% and 19.2% for the three and nine months ended October 1, 2021, respectively. The effective tax rates differed from the 2021 U.S. federal statutory rate of 21% primarily due to the recognition of discrete tax benefits as a result of audit settlements that occurred in first nine months of 2021. Additionally, the Company’s foreign earnings in the first nine months of 2021 were taxed at lower rates than the U.S federal statutory rate.

6. Inventories, Net

Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$152,316	$148,376
Work in process	45,099	39,595
Finished goods	286,132	268,831
	483,547	456,802
LIFO reserve	(204)	1,129
Less: allowance for excess, slow-moving and obsolete inventory	(36,812)	(37,869)
	$446,531	$420,062

At September 30, 2022 and December 31, 2021, 33% and 34% of total inventories, respectively, were valued using the LIFO method.

7. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Combined Condensed Balance Sheets consisted of the following:

	Current	Noncurrent	Current	Noncurrent
	September 30, 2022		December 31, 2021
	(In thousands)
Accrued taxes and deferred tax liabilities	$57,813	$169,839	$58,920	$203,760
Compensation and related benefits	70,203	62,299	74,587	62,215
Asbestos liability	34,841	236,757	—	—
Contract liability	22,475	—	22,265	—
Lease liability	20,323	72,060	23,110	88,777
Warranty liability	13,721	—	14,954	—
Third-party commissions	14,964	—	16,130	—
Restructuring liability	6,747	100	7,834	275
Other	49,316	8,326	33,309	7,918
	$290,403	$549,381	$251,109	$362,945

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Combined Condensed Balance Sheets is as follows:

	Nine Months Ended
	September 30, 2022	October 1, 2021
	(In thousands)
Warranty liability, beginning of period	$14,954	$14,022
Accrued warranty expense	4,367	5,661
Changes in estimates related to pre-existing warranties	2,190	1,401
Cost of warranty service work performed	(6,815)	(5,626)
Foreign exchange translation effect	(975)	(256)
Warranty liability, end of period	$13,721	$15,202

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Combined Condensed Balance Sheets is as follows:

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$2,044	$1,691	$(2,708)	$(7)	$1,020
Facility closure costs and other(2)	50	10,022	(10,013)	—	59
Subtotal	2,094	11,713	(12,721)	(7)	1,079
Non-cash charges(2)		(37)
Segment Total		11,676

EMEA & APAC
Termination benefits(1)	5,774	2,622	(2,879)	(174)	5,343
Facility closure costs and other(2)	241	2,331	(2,131)	(16)	425
Subtotal	6,015	4,953	(5,010)	(190)	5,768
Non-cash charges(2)		—
Segment Total		4,953

Total	$8,109	16,666	$(17,731)	$(197)	$6,847
Non-cash charges(2)		(37)
Total Provision		$16,629
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

As part of the Separation, certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Former Parent, were transferred to the Company as of March 21, 2022. As a result of the transfer, the related net plan obligations of approximately $10.6 million are included within the Company’s Consolidated Balance Sheet at September 30, 2022.

The transferred plans include a defined benefit pension plan with assets of $201.2 million and projected benefit liabilities of $200.6 million and two unfunded defined benefit and other post-retirement benefit plans with liabilities of $11.7 million, all of which were recorded in the financial statements of the Former Parent at December 31, 2021. The pretax net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss at April 1, 2022 for the transferred plans was approximately $50 million. The net plan assets and obligations are presented within Compensation and related benefits in Note 7, “Accrued and Other Liabilities”.

The Former Parent offered both funded and unfunded noncontributory defined benefit pension plans in the U.S. that are shared amongst its businesses, including the Company prior to becoming plan sponsor. The participation of the Company’s employees and retirees in this plan is reflected in the Company’s historical Combined Financial Statements as though it participated in a multiemployer plan with the Former Parent. As a result, a proportionate share of the cost associated with this defined benefit plan is reflected in the Company’s historical Combined Financial Statements, while any assets and liabilities associated with this defined benefit plan were retained by the Former Parent and were not recorded on the Company’s historical Combined Financial Statements, prior to the Separation.

Net periodic pension benefit income related to this Former Parent-sponsored plan was allocated to the Company based on the Company’s share of total Former Parent headcount and is reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations for the three months ended April 1, 2022 and nine months ended October 1, 2021.

Net periodic benefit cost of the Company’s defined benefit pension plan was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and was $0.7 million and $1.4 million for the three and nine months ended October 1, 2021, respectively. In the nine months ended September 30, 2022, contributions of $0.8 million to U.S. pension plans and $3.5 million to foreign pension plans were made.

In the three months ended September 30, 2022, the Company recognized a pension settlement gain of $3.3 million related to the completed buy-out of a foreign defined benefit plan by a third party. During the nine months ended October 1, 2021, the Company recognized a pension settlement gain of $11.2 million when the independent trustees of a Company pension plan agreed to merge that plan with another Company pension plan and contribute its surplus assets. These amounts are reflected in Pension settlement gain in the Consolidated and Combined Condensed Statements of Operations.

9. Debt

Long-term debt consisted of the following:

September 30, 2022
(In thousands)
Term loans	$997,415
Revolving credit facilities	135,000
Long-term debt	$1,132,415

Term Loans and Revolving Credit Facility

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”) in connection with the Separation. The Credit Agreement initially consisted of the following facilities:

• A $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027;

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

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) rate plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Second Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross currency swap agreements during the three months ended September 30, 2022, refer to Note 10, “Derivatives” for additional information.

As of September 30, 2022, the weighted-average interest rate of borrowings under the Credit Agreement was 3.82%, including the net impact from the interest rate swaps and excluding accretion of deferred financing fees, and there was $615 million available on the Revolving Facility.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $107.5 million. Total letters of credit of $29.4 million were outstanding as of September 30, 2022.

Deferred Financing Fees

In total, the Company had deferred financing fees of $3.9 million included in its Consolidated Balance Sheet as of September 30, 2022, which will be charged to Interest expense (income) and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $3.9 million, $1.3 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $2.6 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

10. Derivatives

The Company uses derivative instruments to manage exposures to currency exchange rates and interest rates arising in connection with Long-term debt and the normal course of business. The Company has established policies and procedures that govern the risk management of these exposures. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable.

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of September 30, 2022. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Combined Condensed Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts is $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company. The spread is 1.500% as of September 30, 2022. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. As of September 30, 2022 the cash flow hedges were perfectly effective.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

The Company expects a gain of $4.2 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of September 30, 2022.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of designated cash flow hedges on the Company’s Consolidated and Combined Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative type	Loss recognized in the Consolidated and Combined Condensed Statements of Operations:	September 30, 2022
		(In thousands)
Interest rate swap agreements	Interest expense (income) and other, net	$1,045

Net Investment Hedges

On July 22, 2022 the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. In addition, the cross-currency swap agreements are agreements to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million at September 30, 2022, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense (income) and other, net line item in the Consolidated and Combined Condensed Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. As of September 30, 2022 the net investment hedges were perfectly effective.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

The table below shows the fair value of the derivatives recognized in the Consolidated Balance Sheet and also the effects of designated hedges on AOCI:

	September 30, 2022
Designated as hedging instruments:	Other Assets	Total gain recognized in AOCI, net of tax
	(In thousands)
Cross currency swap agreements	$9,578	$7,421
Interest rate swap agreements	12,855	9,960
Total	$22,433	$17,381

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of September 30, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $183.1 million and $180.8 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognized the following in its Consolidated and Combined Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
Foreign currency contracts	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Change in unrealized gains (losses)	$279	$(2,374)	$469	$(6,108)
Realized loss(1)	(740)	(1,383)	(17,235)	(1,472)
(1) The nine months ended September 30, 2022 includes realized losses relating to certain corporate entities contributed to ESAB Corporation which are reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations during the three months ended April 1, 2022. See Note 1, “Organization and Basis of Presentation” for additional details. These realized losses are offset by unrealized gains which are also reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations during the three months ended April 1, 2022.

11. Fair Value Measurements

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 30, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,633	$—	$—	$6,633
Foreign currency contracts - not designated as hedges(1)	—	2,432	—	2,432
Cross currency swap agreements	—	9,578	—	9,578
Interest rate swap agreements	—	12,855	—	12,855
Deferred compensation plans	—	2,189	—	2,189
	$6,633	$27,054	$—	$33,687

Liabilities:
Foreign currency contracts - not designated as hedges(2)	$—	$2,153	$—	$2,153
Deferred compensation plans	—	2,189	—	2,189
	$—	$4,342	$—	$4,342
(1) Included within Other Current Assets in the Consolidated Balance Sheet.
(2) Included within Accrued Liabilities in the Consolidated Balance Sheet.

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges(1)	—	2,487	—	2,487
	$8,133	$2,487	$—	$10,620

Liabilities:
Foreign currency contracts - not designated as hedges(2)	$—	$2,309	$—	$2,309
(1) Included within Other Current Assets in the Consolidated and Combined Condensed Balance Sheet.
(2) Included within Accrued Liabilities in the Consolidated and Combined Condensed Balance Sheet.

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the three months ended September 30, 2022, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 30, 2022.

12. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the nine months ended September 30, 2022 and October 1, 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Gains on Net Investment Hedges	Gains on Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2021	$(21,196)	$(439,692)	$—	$—	$(460,888)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	490	(45,171)	—	—	(44,681)
Other comprehensive income (loss) before reclassifications	490	(45,171)	—	—	(44,681)
Amounts reclassified from Accumulated other comprehensive loss(1)	786	—	—	—	786
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	—	—	(59,263)
Net current period Other comprehensive loss	(49,228)	(53,930)	—	—	(103,158)
Balance at April 1, 2022	$(70,424)	$(493,622)	$—	$—	$(564,046)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(1,354)	(98,789)	—	—	(100,143)
Other comprehensive income (loss) before reclassifications	(1,354)	(98,789)	—	—	(100,143)
Amounts reclassified from Accumulated other comprehensive loss(1)	770	—	—	—	770
Net current period Other comprehensive loss	(584)	(98,789)	—	—	(99,373)
Balance at July 1, 2022	$(71,008)	$(592,411)	$—	$—	$(663,419)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,685	(108,755)	7,421	—	(97,649)
Unrealized gain on cash flow hedges	—	—	—	9,150	9,150
Other comprehensive income (loss) before reclassifications	3,685	(108,755)	7,421	9,150	(88,499)
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	766	—	—	810	1,576
Net current period Other comprehensive income (loss)	4,451	(108,755)	7,421	9,960	(86,923)
Balance at September 30, 2022	$(66,557)	$(701,166)	$7,421	$9,960	$(750,342)
(1) The amounts on this line within the Net Unrecognized Pension And Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost. See Note 8, “Benefit Plans” for additional details.

(2) Includes unrecognized pension and other post-retirement costs and accumulated currency translation adjustments of certain entities which were part of the Corporate segment of the Former Parent and were transferred to ESAB Corporation in anticipation of the Separation. See Note 1, “Organization and Basis of Presentation” for more information on the entities contributed from the Former Parent.
(3) During the three months ended September 30, 2022, the amount on this line within the Gains on Cash Flow Hedge column, is a component of Interest expense (income) and other, net. See Note 10, “Derivatives”, for additional details.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension And Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2020	$(29,378)	$(366,825)	$(396,203)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	712	(30,438)	(29,726)
Other comprehensive income (loss) before reclassifications	712	(30,438)	(29,726)
Amounts reclassified from Accumulated other comprehensive loss(1)	220	—	220
Net current period Other comprehensive income (loss)	932	(30,438)	(29,506)
Balance at April 2, 2021	$(28,446)	$(397,263)	$(425,709)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(126)	4,182	4,056
Other comprehensive income (loss) before reclassifications	(126)	4,182	4,056
Amounts reclassified from Accumulated other comprehensive loss(1)	208	—	208
Net current period Other comprehensive income (loss)	82	4,182	4,264
Balance at July 2, 2021	$(28,364)	$(393,081)	$(421,445)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	508	(36,639)	(36,131)
Other comprehensive income (loss) before reclassifications	508	(36,639)	(36,131)
Amounts reclassified from Accumulated other comprehensive loss(1)	270	—	270
Net current period Other comprehensive income (loss)	778	(36,639)	(35,861)
Balance at October 1, 2021	(27,586)	(429,720)	(457,306)
(1) Included in the computation of net periodic benefit cost. See Note 8, “Benefit Plans” for additional details.

Share-Based Payments

Prior to the Separation, certain employees of the Company participated in the Former Parent’s stock-based compensation plans. In connection with the Separation, the Company adopted the 2022 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of the Former Parent held by ESAB employees were converted into or replaced with awards of ESAB common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the Distribution Date using the relative fair market value of the Former Parent and ESAB common stock. For each equity award holder, the intent was to maintain the economic value of the equity awards immediately before and after the Distribution. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continued unchanged. Other than converted or replacement equity awards of ESAB issued in replacement of the Former Parent’s restricted stock units (“RSUs”) and stock options, the terms of the converted or replacement equity awards of ESAB (e.g., vesting date and expiration date) continued unchanged. Incremental stock-based compensation expense recorded as a result of this equity award conversion was $2.6 million and is being recognized over the remaining service period.

Stock-based compensation expenses incurred by the Company were $4.2 million and $9.5 million during the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.0 million during the three and nine months ended October 1, 2021, respectively.

13. Commitments and Contingencies

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

Asbestos-related claims activity since December 31, 2021 is as follows:

Nine Months Ended
September 30, 2022
(Number of claims)
Claims unresolved, beginning of period	14,559
Claims filed(1)	3,285
Claims resolved(2)	(3,677)
Claims unresolved, end of period	14,167
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated Balance Sheet included the following amounts related to asbestos-related litigation:

September 30, 2022
(In thousands)
Long-term asbestos insurance asset(1)	$216,760
Long-term asbestos insurance receivable(1)	23,291
Accrued asbestos liability(2)	34,841
Long-term asbestos liability(3)	236,757
(1) Included in Other assets in the Consolidated Balance Sheet.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheet.
(3) Included in Other liabilities in the Consolidated Balance Sheet.

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

14. Segment Information

ESAB is a world leader in fabrication and gas control technology, providing our partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment Adjusted EBITA, which represents operating income excluding the impact of Restructuring and other related charges, acquisition-related intangible asset amortization, and separation costs. The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Net sales:
Americas	$281,361	$260,005	$844,741	$739,793
EMEA & APAC	338,904	345,963	1,084,612	1,064,107
	$620,265	$605,968	$1,929,353	$1,803,900
Adjusted EBITA (1):
Americas	$43,200	$38,627	$128,860	$102,665
EMEA & APAC	53,520	54,093	169,769	169,785
	$96,720	$92,720	$298,629	$272,450
(1) The following is a reconciliation of Operating income to Adjusted EBITA:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In thousands)
Operating income	$80,994	$78,664	$250,486	$233,165
Restructuring and other related charges	6,676	4,227	16,629	10,791
Separation costs (1)	1,834	713	8,923	819
Amortization of acquired intangibles (2)	7,216	8,934	22,523	27,130
Other (3)	—	182	68	545
Adjusted EBITA	$96,720	$92,720	$298,629	$272,450
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

15. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward including a separation and distribution agreement, a transition services agreement, tax matters agreement, employee matters agreements, a stockholder’s and registration rights agreement, an intellectual property matters agreement and an Enovis Growth Excellence Business System (“EGX”) license agreement.

The Separation and Distribution Agreement

The Company entered into a separation and distribution agreement (the “Separation Agreement”) with Enovis immediately prior to the distribution of the Company’s common stock to Enovis stockholders. The Separation Agreement sets forth the Company’s agreements with Enovis regarding the principal actions to be taken in connection with the Separation. The Separation Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of ESAB and Enovis as part of the Separation, (ii) cash distribution made to Enovis in partial consideration of the transfer of ESAB Assets to the Company in connection with the Separation, and (iii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of ESAB’s business with ESAB and financial responsibility for the obligations and liabilities of Enovis’s remaining business with Enovis.

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

Stockholders and Registration Rights Agreement

The stockholders and registration rights agreement sets forth the right of the stockholders when requiring the Company to facilitate the resale of shares.

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

EGX License Agreement

The EGX License Agreement sets forth the terms and conditions pursuant to which Enovis has granted a royalty-free, non-exclusive, worldwide, and nontransferable license to the Company to use EGX, solely in support of its businesses. The Company will be able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, each of Enovis and the Company each license to each other, improvements made by such party to EGX during the first two years of the term period of the EGX license agreement.

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

The Company had no stock-based compensation plans prior to the Separation; however, certain employees of the Company participated in the Former Parent’s stock-based compensation plans, which provided for the grants of stock options and RSUs among other types of awards. The expense associated with the Company's employees who participated in the plans of the Former Parent was allocated to the Company in the accompanying Consolidated and Combined Condensed Statements of Operations through the date of Separation.

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022 and $5.0 million and $19.6 million for the three and nine months ended October 1, 2021, respectively. Following the Separation, the company independently incurs expenses as a stand-alone company and corporate expenses from Enovis were no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the six months ended September 30, 2022.
Refer to Note 8, “Benefit Plans,” for allocations of net periodic benefit associated with a Former Parent sponsored benefit plan for the three months ended April 1, 2022 and nine months ended October 1, 2021.

16. Subsequent Events

The dividend of $3.0 million included in Accrued liabilities in the Consolidated Balance Sheet at September 30, 2022 was paid on October 14, 2022, to stockholders of record as of September 30, 2022.

On October 14, 2022, the Company completed the acquisition of Ohio Medical, LLC, a global leader in oxygen regulators and central gas systems, for approximately $127 million. The Company expects an additional cash tax benefit with a net present value of $15 million. During the twelve months ended August 31, 2022, Ohio Medical, LLC generated over $45 million of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our,” and “us”) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”) and the Consolidated and Combined Financial Statements and related footnotes included in the Company’s Information Statement filed with the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

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

•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine and the related impact on energy supplies and prices;

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

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying notes to Consolidated and Combined Condensed Financial Statements (“Notes”) contained elsewhere in this Form 10-Q through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. Enovis is expected to divest the 10% retained shares in ESAB within 12 months after the Distribution Date.

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into the Separation Agreement as well as various other related agreements that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, and license agreement for ESAB Business Excellence System ("EBX").

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”). The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis of $1.2 billion, which were used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. Refer to Note 9, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information on the Credit Agreement.

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

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. Following the Separation, pursuant to agreements with Enovis, Enovis continues to provide us with some of the services related to these functions on a transitional basis in exchange for agreed‑upon fees, and we incur other costs to replace the services and resources that are not provided by Enovis. Costs associated with services provided by Enovis on a transitional basis are immaterial. Related party allocations are discussed further in Note 15, “Related Party Transactions” in the accompanying Notes contained elsewhere in this Form 10-Q. We also incur additional costs as a separate public company. These additional costs are primarily for the following:

•additional personnel costs, including salaries, benefits and potential bonuses and/or stock‑based compensation awards for staff additions to replace support provided by the Former Parent that is not covered by the transition services agreement; and

•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

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

Following the Separation, the Consolidated and Combined Condensed Financial Statements include the accounts of ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of September 30, 2022, consists of our consolidated balances, while the Combined Condensed Balance Sheet as of December 31, 2021, consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Operations and Statement of Comprehensive Income for the nine months ended September 30, 2022 consist of our consolidated results for the six months ended September 30, 2022 and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q, for the three months ended April 1, 2022. The Combined Condensed Statement of Operations and Statement of Comprehensive Income for the nine months ended October 1, 2021, consist of the combined results of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Changes in Equity for the nine months ended September 30, 2022 consists of the consolidated activities of ESAB for the six months ended September 30, 2022 and our combined activity and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q, for the three months ended April 1, 2022. The Combined Condensed Statements of Changes in Equity for the three and nine months ended October 1, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Condensed Statement of Cash Flows for the nine months ended September 30, 2022 consists of our consolidated activities for the six months ended September 30, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1 for the three months ended April 1, 2022. The Combined Condensed Statement of Cash Flows for the nine months ended October 1, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

Our Consolidated and Combined Condensed Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

Prior to the Separation, we were dependent on Enovis for all of our working capital and financing requirements under Enovis’s centralized approach to cash management and financing of its operations. With the exception of cash, cash equivalents and borrowings clearly associated with ESAB and related to the Separation, financing transactions relating to us during the period prior to the Separation were accounted for through our Former Parent’s investment account. Accordingly, none of Enovis’s cash, cash equivalents or debt at the corporate level has been assigned to us in these financial statements. As part of our new capital structure post Separation, we expect interest expense in 2022 to be in the range of $35 million to $40 million.
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

General

ESAB is a world leader in fabrication and gas control technology, providing our partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

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

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. The recent acquisition of Ohio Medical, LLC, on October 14, 2022, is aligned with this strategic direction. Refer to Note 16, “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and nine months ended September 30, 2022 and October 1, 2021.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITA and Adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended September 30, 2022, and October 1, 2021 is affected by the following additional significant items:

The COVID-19 Pandemic

The Company continues to actively monitor the COVID-19 pandemic, including the rise, prevalence and severity of variants of the virus, the related government regulations, and the impacts on our results and operations. As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, and together with other market dynamics has contributed to inflation and widespread supply chain challenges, including labor, raw material, and component shortages.

For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Part I. Item 1A. Risk Factors” section of the Company’s Form 10.

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as “Part I. Item 1A. Risk Factors” section of the Company’s Form 10 for additional information.

Foreign Currency Fluctuations

A significant portion of our Net sales, 77.5% and 77.6% for the three and nine months ended September 30, 2022, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended September 30, 2022 compared to the three months ended October 1, 2021, fluctuations in foreign currencies had reduced Net sales by 4.9%, Gross profit by 5.3% and Selling, general and administrative expenses by 6.7%.

For the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021, fluctuations in foreign currencies had reduced Net sales by 4.1%, Gross profit by 4.6% and Selling, general and administrative expenses by 5.2%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons. However, the business impact caused by the COVID-19 pandemic distorted the effects of historical seasonality patterns. Please see “Part I. Item 1A. Risk Factors” in our Form 10 for a further discussion of some of the risks related to the COVID-19 pandemic.

Non-GAAP Measures

Adjusted EBITA and Adjusted EBITDA are non-GAAP performance measures that we include in this report because they are key metrics used by our management to assess our operating performance. ESAB presents some of these non-GAAP financial measures including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which results in enhanced investor interest in this information. Core adjusted EBITDA is a non-GAAP financial measure that includes Russia for the three months ended April 1, 2022, and April 2, 2021, and due to the Russia and Ukraine conflict that started at the end of the first quarter, excludes Russia for the three and six months ended September 30, 2022 and October 1, 2021. Adjusted EBITA excludes from Net income from continuing operations the effect of Restructuring and other related charges, acquisition-related intangible asset amortization, pension settlement gains, separation costs, Income tax expense and Interest expense (income) and other, net. Adjusted EBITDA further excludes depreciation and other amortization from the Adjusted EBITA calculation. We also present Adjusted EBITA and Adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITA and Adjusted EBITDA, respectively. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-related intangible asset amortization and separation costs from operating income for Adjusted EBITA and further exclude depreciation and other amortization for Adjusted EBITDA. We also present Core adjusted EBITDA and Core adjusted EBITDA margins which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, further removing the impact of Russia for the three and six months ended September 30, 2022 and October 1, 2021, respectively. Adjusted EBITA and Adjusted EBITDA, assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity improvements. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures. The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITA, Adjusted EBITDA, and Core adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)	$54.3	$61.4	$170.6	$198.1
Income tax expense	17.8	17.4	63.6	47.0
Interest expense (income) and other, net(2)	12.2	—	19.6	(0.2)
Pension settlement gain	(3.3)	—	(3.3)	(11.2)
Restructuring and other related charges(3)	6.7	4.2	16.6	10.8
Separation costs(4)	1.8	0.7	8.9	0.8
Acquisition-related amortization(5)	7.2	8.9	22.5	27.1
Adjusted EBITA (non-GAAP)	96.7	92.7	298.6	272.4
Depreciation and other amortization	8.3	9.8	26.2	29.0
Adjusted EBITDA (non-GAAP)	$105.0	$102.5	$324.8	$301.4
Adjusted EBITDA attributable to Russia (non-GAAP)(6)	9.5	11.2	15.0	23.1
Core adjusted EBITDA (non-GAAP)	$95.5	$91.3	$309.8	$278.3
Net income margin from continuing operations (GAAP)	8.8%	10.1%	8.8%	11.0%
Adjusted EBITA margin (non-GAAP)	15.6%	15.3%	15.5%	15.1%
Adjusted EBITDA margin (non-GAAP)	16.9%	16.9%	16.8%	16.7%
Core adjusted EBITDA margin (non-GAAP)(7)	16.6%	16.2%	16.7%	16.2%

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
(6) Represents EBITDA attributable to Russia for the three and six months ended September 30, 2022 and October 1, 2021, respectively.
(7) Net sales relating to Russia were $43.3 million and $72.7 million for the three and six months ended September 30, 2022, respectively, and $44.2 million and $88.2 million for the three and six months ended October 1, 2021, respectively.

The following tables set forth a reconciliation of Operating income, the most directly comparable financial statement measure, to Adjusted EBITA and Adjusted EBITDA by segment for the three and nine months ended September 30, 2022 and October 1, 2021.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Operating income (GAAP)	$36.6	$44.4	$81.0	$102.6	$147.9	$250.5
Restructuring and other related charges	1.9	4.8	6.7	9.1	7.6	16.6
Separation costs	0.8	1.0	1.8	4.6	4.3	8.9
Acquisition-related amortization	4.0	3.3	7.2	12.3	10.2	22.5
Other(2)	—	—	—	0.3	(0.2)	0.1
Adjusted EBITA (non-GAAP)	43.2	53.5	96.7	128.9	169.8	298.6
Depreciation and other amortization	3.2	5.1	8.3	10.1	16.1	26.2
Adjusted EBITDA (non-GAAP)	$46.4	$58.6	$105.0	$138.9	$185.9	$324.8
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	—	9.5	9.5	—	15.0	15.0
Core adjusted EBITDA (non-GAAP)	$46.4	$49.2	$95.5	$138.9	$170.8	$309.8
Adjusted EBITA margin (non-GAAP)	15.4%	15.8%	15.6%	15.3%	15.7%	15.5%
Adjusted EBITDA margin (non-GAAP)	16.5%	17.3%	16.9%	16.4%	17.1%	16.8%
Core adjusted EBITDA margin (non-GAAP)(4)	16.5%	16.6%	16.6%	16.4%	16.9%	16.7%
(1) Numbers may not sum due to rounding.
(2) Relates to the adjustment for certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statements of Operations.
(3) Represents EBITDA attributable to Russia for the three and six months ended September 30, 2022, respectively.
(4)Net sales relating to Russia included within the EMEA & APAC segment were $43.3 million and $72.7 million for the three and six months ended September 30, 2022, respectively.

	Three Months Ended October 1, 2021			Nine Months Ended October 1, 2021
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Operating income (GAAP)	$31.6	$47.0	$78.7	$81.1	$152.1	$233.2
Restructuring and other related charges	1.8	2.4	4.2	6.3	4.5	10.8
Separation costs	0.2	0.5	0.7	0.3	0.5	0.8
Acquisition-related amortization	4.6	4.3	8.9	14.0	13.1	27.1
Other(2)	0.3	(0.1)	0.2	1.0	(0.4)	0.5
Adjusted EBITA (non-GAAP)	38.6	54.1	92.7	102.7	169.8	272.5
Depreciation and other amortization	3.9	5.8	9.8	11.1	17.8	29.0
Adjusted EBITDA (non-GAAP)	$42.6	$59.9	$102.5	$113.8	$187.6	$301.4
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	—	11.2	11.2	—	23.1	23.1
Core adjusted EBITDA (non-GAAP)	$42.6	$48.7	$91.3	$113.8	$164.5	$278.3
Adjusted EBITA margin (non-GAAP)	14.9%	15.6%	15.3%	13.9%	16.0%	15.1%
Adjusted EBITDA margin (non-GAAP)	16.4%	17.3%	16.9%	15.4%	17.6%	16.7%
Core adjusted EBITDA margin (non- GAAP)(4)	16.4%	16.1%	16.2%	15.4%	16.9%	16.2%
(1) Numbers may not sum due to rounding.
(2) Relates to the adjustment for certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Condensed Statements of Operations.
(3) Represents EBITDA attributable to Russia for the three and six months ended October 1, 2021, respectively.
(4) Net sales relating to Russia included within the EMEA & APAC segment were $44.2 million and $88.2 million for the three and six months ended October 1, 2021 respectively.

Total Company

Sales

Net sales increased for the three and nine months ended September 30, 2022 as compared with the three and nine months ended October 1, 2021. The following table presents the components of changes in our consolidated and combined Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended October 1, 2021	$606.0		$1,803.9
Components of Change:
Existing businesses (organic sales growth)(1)	43.8	7.2%	199.7	11.1%
Foreign Currency translation(2)	(29.5)	(4.9)%	(74.2)	(4.1)%
Total sales growth	14.3	2.3%	125.5	7.0%
For the three and nine months ended September 30, 2022	$620.3		$1,929.4
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(2) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales from existing businesses increased $43.8 million and $199.7 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year period primarily due to inflation-related customer pricing increases of approximately $57 million and $221 million, respectively, partially offset by reduced sales volumes mainly due to the Russia and Ukraine conflict. The strengthening of the U.S. Dollar relative to other currencies caused a $29.5 million and $74.2 million unfavorable currency translation impact during the three and nine months ended September 30, 2022, respectively.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) for ESAB increased for the three and nine months ended September 30, 2022 as compared with the three and nine months ended October 1, 2021. The following table presents the components of changes in our consolidated and combined Net sales.

	Three Months Ended		Nine Months Ended
	Core Sales(3)	Change %	Core Sales(3)	Change %
	(Dollars in millions)
For the three and nine months ended October 1, 2021	$561.8		$1,715.7
Components of Change:
Existing businesses (organic core sales growth)(1)	54.0	9.6%	230.0	13.4%
Foreign Currency translation(2)	(38.8)	(6.9)%	(89.0)	(5.2)%
Total core sales growth	15.2	2.7%	141.0	8.2%
For the three and nine months ended September 30, 2022	$577.0		$1,856.7
(1) Excludes the impact of foreign exchange rate fluctuations and acquisitions, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(2) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.
(3) Represents sales excluding Russia for the three and six months ended September 30, 2022 and October 1, 2021, respectively.

Core Sales from existing businesses for ESAB increased $54.0 million and $230.0 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year period primarily due to inflation-related customer pricing increases of approximately $52 million and $210 million, during the three and nine months ended September 30, 2022, respectively. The strengthening of the U.S. Dollar relative to other currencies caused a $38.8 million and $89.0 million unfavorable currency translation impact during the three and nine months ended September 30, 2022, respectively.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Gross profit	$209.3	$207.0	$661.1	$625.2
Gross profit margin	33.7%	34.2%	34.3%	34.7%
Selling, general and administrative expense	$121.7	$124.1	$394.0	$381.2
Net income from continuing operations	$54.3	$61.4	$170.6	$198.1
Net income margin from continuing operations	8.8%	10.1%	8.8%	11.0%
Adjusted EBITA (non-GAAP)	$96.7	$92.7	$298.6	$272.4
Adjusted EBITA margin (non-GAAP)	15.6%	15.3%	15.5%	15.1%
Adjusted EBITDA (non-GAAP)	$105.0	$102.5	$324.8	$301.4
Adjusted EBITDA margin (non-GAAP)	16.9%	16.9%	16.8%	16.7%
Core adjusted EBITDA (non-GAAP)	$95.5	$91.3	$309.8	$278.3
Core adjusted EBITDA margin (non-GAAP)	16.6%	16.2%	16.7%	16.2%
Items excluded from Adjusted EBITA:
Restructuring and other related charges(1)	$6.7	$4.2	$16.6	$10.8
Acquisition-related amortization(2)	$7.2	$8.9	$22.5	$27.1
Separation costs	$1.8	$0.7	$8.9	$0.8
Interest expense (income) and other, net(3)	$12.2	$—	$19.6	$(0.2)
Income tax expense	$17.8	$17.4	$63.6	$47.0
Pension settlement gain	$(3.3)	$—	$(3.3)	$(11.2)
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$8.3	$9.8	$26.2	$29.0
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$9.5	$11.2	$15.0	$23.1
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

Third Quarter of 2022 Compared to Third Quarter of 2021

Gross profit increased $2.3 million in the third quarter of 2022 compared with the prior year period. The increase in Gross profit was primarily attributable to benefit from price increases, new product initiatives and benefits from restructuring initiatives to reduce costs, partially offset by inflation-related cost increases, reduced sales volumes due to the Russia and Ukraine conflict and unfavorable product mix and currency translation. Gross profit margin declined primarily due to the dilution effect caused by customer inflation-related pricing and cost increases.

Selling, general and administrative expense decreased $2.4 million in the third quarter of 2022 compared to the prior year period. This decrease is primarily driven by favorable currency translation partially offset by increases in employee compensation and costs related to being an independent public company.

The effective tax rate of 24.7% for the quarter ended September 30, 2022 differed from the effective tax rate of 22.1% for the same period ending October 1, 2021 due to differences in non-deductible expenses.

Net income from continuing operations decreased $7.1 million in the third quarter of 2022 compared with the prior year period primarily due to the interest expense related to our new Term Facility and Revolving Facility, partially offset by a pension settlement gain of $3.3 million. Net income margin from continuing operations decreased primarily due to the items discussed above.

Adjusted EBITA, Adjusted EBITDA and Adjusted EBITA margin increased primarily due to improved sales and lower Selling, general and administrative expenses, partially offset by inflation-related pricing and cost increases. Adjusted EBITDA margin remained largely consistent compared to the same period in 2021. Core adjusted EBITDA increased from $91.3 million to $95.5 million, and the related adjusted EBITDA margins expanded 40 basis points from 16.2% to 16.6%.

Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Gross profit increased $35.9 million in the nine months ended September 30, 2022 compared with the prior year period. The increase in Gross profit was primarily attributable to benefit from price increases, new product initiatives, and favorable product mix partially offset by inflation-related cost increases and, to a lesser extent, reduced sales volumes due to the Russia and Ukraine conflict. Gross profit margin declined primarily due to dilution effect caused by customer inflation-related pricing and cost increases, which compressed the margin.

Selling, general and administrative expense increased $12.8 million in the nine months ended September 30, 2022 compared to the prior year period. This increase is primarily driven by inflation-related cost increases, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations in the first quarter of 2022 and increased costs related to being an independent public company, partially offset by currency fluctuations.

The effective tax rate of 27.2% for the nine months ended September 30, 2022 differed from the effective tax rate of 19.2% for the same period ending October 1, 2021 due to the change in discrete tax liabilities, net of any benefits, in the comparable periods and differences in the amount of non-deductible expenses.

Net income from continuing operations decreased $27.5 million in the nine months ended September 30, 2022 compared with the prior year period due to changes discussed above as well as the interest expense related to our new Term Facility and Revolving Facility, higher income tax and a pension settlement gain recorded in the second quarter of 2021 offset by improved Gross profit. Net income margin from continuing operations decreased primarily due to the items discussed above and a change in the tax rate versus the prior period.

Adjusted EBITA, Adjusted EBITDA, Core adjusted EBITDA and related margins increased primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

Business Segments

We formulate, develop, manufacture, and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields, and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations, and digitize their documentation. Products are sold into a wide range of end markets, including general industry, infrastructure, renewable energy, medical and life sciences, transportation, construction and energy.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Net sales	$281.4	$260.0	$844.7	$739.8
Gross profit	$91.8	$89.9	$280.9	$252.0
Gross profit margin	32.6%	34.6%	33.2%	34.1%
Selling, general and administrative expense	$53.4	$56.3	$169.3	$164.7
Adjusted EBITA (non-GAAP)	$43.2	$38.6	$128.9	$102.7
Adjusted EBITA margin (non-GAAP)	15.4%	14.9%	15.3%	13.9%
Adjusted EBITDA (non-GAAP)	$46.4	$42.6	$138.9	$113.8
Adjusted EBITDA margin (non-GAAP)	16.5%	16.4%	16.4%	15.4%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$1.9	$1.8	$9.1	$6.3
Acquisition-related amortization	$4.0	$4.6	$12.3	$14.0
Separation costs	$0.8	$0.2	$4.6	$0.3
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$3.2	$3.9	$10.1	$11.1

Third Quarter of 2022 Compared to Third Quarter of 2021

Net sales in our Americas segment increased $21.4 million in the third quarter of 2022 compared with the prior year period. Net sales from existing business increased $27.1 million primarily due to inflation-related pricing increases. Gross profit increased due to the benefit from price increases partially offset by inflation-related cost increases. Gross profit margin decreased 200 basis points due to dilution effect caused by inflation-related pricing and cost increases. Selling, general and administrative expense decreased primarily due to a favorable currency translation impact. Adjusted EBITA, Adjusted EBITDA, and related margins improved primarily as a result of the aforementioned factors.

Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Net sales in our Americas segment increased $104.9 million in the nine months ended September 30, 2022 compared with the prior year period. Net sales from existing business increased $112.5 million primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives. Gross profit increased primarily due to benefit from price increases partially offset by inflation-related cost increases, while gross profit margin decreased 90 basis points due to dilution effect caused by inflation-related pricing and cost increases. Selling, general and administrative expense increased mainly due to inflation-related cost increases. Adjusted EBITA, Adjusted EBITDA, and related margins improved primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(Dollars in millions)
Net sales	$338.9	$346.0	$1,084.6	$1,064.1
Gross profit	$117.5	$117.1	$380.3	$373.1
Gross profit margin	34.7%	33.8%	35.1%	35.1%
Selling, general and administrative expense	$68.2	$67.7	$224.8	$216.6
Adjusted EBITA (non-GAAP)	$53.5	$54.1	$169.8	$169.8
Adjusted EBITA margin (non-GAAP)	15.8%	15.6%	15.7%	16.0%
Adjusted EBITDA (non-GAAP)	$58.6	$59.9	$185.9	$187.6
Adjusted EBITDA margin (non-GAAP)	17.3%	17.3%	17.1%	17.6%
Core adjusted EBITDA (non-GAAP)	$49.2	$48.7	$170.8	$164.5
Core adjusted EBITDA margin (non-GAAP)	16.6%	16.1%	16.9%	16.9%
Items excluded from Adjusted EBITA:
Restructuring and other related charges	$4.8	$2.4	$7.6	$4.5
Acquisition-related amortization	$3.3	$4.3	$10.2	$13.1
Separation costs	$1.0	$0.5	$4.3	$0.5
Items excluded from Adjusted EBITDA:
Depreciation and other amortization	$5.1	$5.8	$16.1	$17.8
Items excluded from Core adjusted EBITDA
Adjusted EBITDA attributable to Russia (non-GAAP)	$9.5	$11.2	$15.0	$23.1

Third Quarter of 2022 Compared to Third Quarter of 2021

Net sales decreased for our EMEA & APAC segment by $7.1 million in the third quarter of 2022 compared with the prior year period. Net sales from existing business increased $16.7 million offset by $23.8 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases and to a lesser extent, new product initiatives which were offset by a decrease in sales volumes due to the Russia and Ukraine conflict. Gross profit increased in the third quarter of 2022 compared with the prior year period due primarily to price increases, partially offset by higher energy costs, other inflation-related cost increases, reduced sales volumes, and an unfavorable currency translation impact. Gross profit margin improved compared to the prior period due to price increases partially offset by the dilution effect caused by inflation-related pricing and cost increases. Selling, general and administrative expense remained largely consistent compared to the same period in 2021. Adjusted EBITA and Adjusted EBITDA also remained largely consistent compared to the same period in 2021. Core adjusted EBITDA increased from $48.7 million to $49.2 million and the related Core adjusted EBITDA margins expanded 50 basis points from 16.1% to 16.6%.
Nine months ended September 30, 2022 Compared to Nine months ended October 1, 2021

Net sales increased for our EMEA & APAC segment by $20.5 million in the nine months ended September 30, 2022 compared with the prior year period. Net sales from existing business increased $87.2 million offset by $66.7 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives partially offset by reduced sales volumes due to the Russia and Ukraine conflict. Gross profit increased in the third quarter of 2022 compared with the prior year period due primarily to benefit from price increases and a favorable product mix, partially offset by inflation-related cost increases, reduced sales volumes and an unfavorable currency translation impact. Gross profit margin remained largely consistent compared to the same period in 2021. Selling, general and administrative expense increased over the same period primarily driven by inflation related costs, increased allowances on receivables of approximately $4.0 million relating to Russian and Ukrainian operations and higher employee compensation. Adjusted EBITA and Adjusted EBITDA remained relatively consistent compared to the same period in 2021 while related margins declined primarily due to increased Selling, general and administrative expenses. Core adjusted EBITDA increased from $164.5 million to $170.8 million and the related Core adjusted EBITDA margins remained largely consistent compared to the same period in 2021.

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

As of September 30, 2022, we are in compliance with the covenants under Credit Agreement. As of September 30, 2022, the weighted average interest rate of borrowings under the Credit Agreement was 3.82%, excluding accretion of deferred financing fees. Refer to Note 10, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to swap agreements.

As of end of the third quarter, we had the capacity for additional indebtedness with up to $615 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to Note 9, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Credit Facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 30, 2022, we had $60.6 million of Cash and cash equivalents, an increase of $19.4 million from the balance as of December 31, 2021 of $41.2 million.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Nine Months Ended
	September 30, 2022	October 1, 2021
	(Dollars in Millions)(1)
Net cash provided by operating activities	$122.9	$192.1
Purchases of property, plant and equipment	(22.0)	(18.9)
Proceeds from sale of property, plant and equipment	4.3	1.1
Acquisitions, net of cash received	—	(4.9)
Net cash used in investing activities	(17.7)	(22.7)
Proceeds from borrowings on term credit facility	1,000.0	—
Proceeds from borrowings on revolving credit facility and other	495.9	0.2
Repayments of borrowings on revolving credit facility	(360.0)	—
Payment of deferred financing fees and other	(4.9)	—
Payments of deferred consideration	(1.5)	—
Payment of dividends	(3.0)	—
Distributions to noncontrolling interest holders	(2.0)	(2.6)
Consideration to Former Parent in connection with the Separation	(1,200.0)	—
Transfers from (to) Former Parent, net	2.8	(173.4)
Net cash used in financing activities	(72.7)	(175.7)
Effect of foreign exchange rates on Cash and cash equivalents	(13.2)	(1.4)
Increase (decrease) in Cash and cash equivalents	$19.4	$(7.7)
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Cash used in operating activities related to discontinued operations for the nine months ended September 30, 2022 was $19.3 million, which was mainly asbestos-related.

•During the nine months ended September 30, 2022, we paid $13.2 million and $19.9 million for Separation costs and interest related to our term loans and revolving credit facility, respectively.

•During the nine months ended September 30, 2022 and October 1, 2021, cash payments of $17.7 million and $10.2 million, respectively, were made related to our restructuring initiatives.

•Additionally, during the nine months ended September 30, 2022 cash provided by operating activities decreased compared to the same period in 2021 also due to a decrease in cash provided by changes in operating assets and liabilities resulting from investment in inventories and other working capital to primarily support growth and manage supply chain challenges as a result of COVID-19.

Cash flows used in investing activities during the nine months ended September 30, 2022 and October 1, 2021 includes $22.0 million and $18.9 million, respectively, of cash used for the Purchases of property, plant and equipment.

Cash flows used in financing activities decreased by $103.0 million during the nine months ended September 30, 2022 and October 1, 2021 primarily due to the receipt of proceeds from the issuance of our debt of $1.5 billion, of which $1.2 billion was paid to our Former Parent in connection with the Separation. Transfers from (to) Former Parent, net also significantly decreased compared to the prior period. The remaining change was primarily due to a $360.0 million repayment on the revolving credit facility.

In July 2022, the Company paid a cash dividend of $0.05 per share, or $3.0 million, to stockholders of record as of July 1, 2022.

Our Cash and cash equivalents as of September 30, 2022 include $49.6 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

The Company entered into certain credit facilities pursuant to the terms of a credit agreement on April 4, 2022. Please refer to Note 9, “Debt” in our Notes included in this Form 10-Q for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the three months ended September 30, 2022 would have increased interest expense by approximately $1.3 million. In order to mitigate our interest risk, in July 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 10, “Derivatives” in our Notes included in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended September 30, 2022, approximately 77.6% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of September 30, 2022 would result in a reduction in Equity of approximately $144 million. In July 2022, we entered into two fixed-to-fixed cross-currency swaps which will provide a hedge to a portion of our European net asset position. See Note 10,

“Derivatives” in our Notes to Consolidated and Combined Condensed Financial Statements included in this Form 10-Q for additional information.

We also face exchange rate risk from intercompany transactions between affiliates. Although we use the U.S. Dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. Dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. Dollar.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers. See Note 10, “Derivatives” in our Notes included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 13, “Commitments and Contingencies,” in the Notes included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis Of Financial Conditions and Results - Special Note Regarding Forward Looking Statement”, in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s Information Statement of the Company’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”). There were no material changes during the nine months ended September 30, 2022 to the risk factors reported in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	November 3, 2022

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	November 3, 2022

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	November 3, 2022