Form 10-K
period 2022-12-31
ESAB Corp
filed 2023-03-07
CIK 1877322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission File No. 001-41297
_________________________
ESAB CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0923837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

909 Rose Avenue 8th Floor
North Bethesda Maryland	20852
(Address of principal executive offices)	(Zip Code)

301-323-9099
(Registrant’s telephone number, including area code)
_________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	Trading Symbol(s)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.001 per share	ESAB	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☑ Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on July 1, 2022 was $2.625 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 28, 2023, the number of shares of the Registrant’s common stock outstanding was 60,194,601.

EXHIBIT INDEX APPEARS ON PAGE

105
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “ESAB,” “the Company,” “we,” “our,” and “us” refer to ESAB Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: anticipated benefits of ESAB’s separation (“the Separation”) from Enovis Corporation, formerly known as Colfax Corporation (“Enovis,” “Colfax” or “The Former Parent”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the tax treatment of the Separation; the impact of COVID-19, including the actions by governments, businesses, and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including but not limited to the following:

•our ability to operate as a stand-alone public company;

•our ability to achieve the intended benefits from the Separation;

•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine and the related impact on energy supplies and prices;

•changes in the general economy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, part, component, freight and delivery costs and our ability to increase our prices to account for increased costs;

•the impact of the COVID-19 global pandemic, including actions taken in response, including supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on our business and ability to execute business continuity plans;

•volatility in the commodity markets and certain commodity prices, including oil and steel;

•our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•our exposure to unanticipated liabilities resulting from acquisitions;

•significant movements in foreign currency exchange rates or inflation rates;

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

•risks associated with the representation of our employees by trade unions and work councils;

•our exposure to product liability claims;

•potential costs and liabilities associated with environmental, health and safety laws and regulations;

•failure to maintain, protect and defend our intellectual property rights;

•our ability to attract and retain employees including the loss of key members of our leadership team;

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

•risks arising from changes in technology;

•the competitive environment in our industries;

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities, including the effects of the COVID-19 pandemic and the Coronavirus Aid, Relief, and Economic Security Act;

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under Item 1.A. “Risk Factors” in Part 1 of this Form 10-K.

Actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-K. We do not assume any obligation and do not intend to update or revise any forward-looking statement except as required by law. See Item 1A. “Risk Factors” in Part I of this Form 10-K for a further discussion regarding some of the factors that may cause actual results to differ materially from those that we anticipate.

Risk Factor Summary

The following summarizes the principal factors that make an investment in ESAB speculative or risky, all of which are more fully described in the “Risk Factors” section below. This summary should be read in connection with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business

•The cyclical nature and maturity of the welding and cutting industry in developed markets.
•A significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our products.
•Specific risks associated with international operations.
•The Russian invasion of Ukraine and the international response to the invasion.
•The effects of the COVID-19 pandemic.
•Our restructuring activities, which may subject us to additional uncertainty in our operating results.
•Any impairment in the value of our intangible assets, including Goodwill.
•The possibility of product liability lawsuits.
•Service interruptions, data corruption, cyber-based attacks or network security breaches to our information technology infrastructure.
•A material disruption at any of our manufacturing facilities.
•Strikes, work stoppages or other slowdowns by our associates represented by trade unions or work counsels or the failure to negotiate new and acceptable agreements with our associates represented by trade unions or work counsels.
•Any failure to maintain and protect our intellectual property rights or challenges to these rights by third parties.
•The loss of key leadership.

Risks Related to Litigation and Regulatory Compliance

•Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates.
•Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions.
•Failure to comply with export control regulations could result in substantial fines or other sanctions.
•Evolving risks related to privacy, data protection and data security.
•Environmental and health and safety laws for which compliance, or related liabilities, could be costly.
•Certain regulatory and financial risks related to climate change.
•Certain regulatory and financial risks related to anti-corruption, export control, medical device and other regulations.

Risks Related to the Separation and Our Relationship with Enovis

•Our limited history of operating as a separate, publicly traded company.
•As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Colfax.
•Significant fluctuations in our stock price.
•Our inability to achieve some or all of the expected benefits of the Separation.
•Failure of Enovis to indemnify us from certain agreed-upon liabilities in connection with the Separation.

Risks Related to Our Common Stock

•If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•The obligations associated with being a public company require significant resources and management attention.
•We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
•Your percentage ownership in us may be diluted in the future.

PART I

Item 1. Business

General

Founded in 1904, ESAB Corporation is a world leader in connected fabrication technology and gas control solutions. We provide our partners with advanced equipment, consumables, gas control equipment, robotics and digital solutions. Our rich history of innovative products and workflow solutions and our business system, ESAB Business Excellence (“EBX”), allows us to realize our purpose of Shaping the world we imagine. Our products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. Products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of global end markets, including general industry, infrastructure, renewable energy, medical and life sciences, transportation, construction and energy. Our sales channels include both independent distributors and direct salespeople who, depending on geography and end market, sell our products to our end users. ESAB Corporation is based in North Bethesda, Maryland and employs approximately 9,000 associates and serves customers in approximately 150 countries.

ESAB Corporation is a Delaware corporation and was incorporated in 2021 for the purpose of holding the fabrication technology business of Colfax in connection with the separation of ESAB from Colfax. On December 29, 2021, in anticipation of the Distribution (as defined below), certain subsidiaries of Colfax were transferred into the ownership of ESAB in a common-control transaction. We completed the Separation on April 4, 2022 and became an independent, publicly-traded company, listed on the New York Stock Exchange. The Separation was effected through a pro-rata distribution of 90% of the then outstanding shares of common stock of ESAB Corporation to the holders of common stock of the Former Parent (the “Distribution”). Upon completion of the Distribution, Colfax changed its name to Enovis and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of the Company’s outstanding common stock.

We believe our company, which competes in an estimated $30 billion market, is one of the prominent industry players with a substantial position in every major market in the world, combining global scale with regional agility to maximize growth and profits. We define our addressable market as established equipment products and new products in automation, software and services, and estimate its size based on public data from peer companies, customer surveys, and market analysis conducted by our sales function. Approximately 50% of our 2022 revenues were derived from developing markets, which we define as South America, Eastern Europe, India, Asia, Australia and the Middle East, and which are expected to grow at greater than twice the rate of more mature markets in North America and Europe based on publicly available economic data from sources such as IHS Markit and the International Monetary Fund. Our gas control business is also well-positioned in attractive markets like healthcare and life sciences.

Acquisitions are a core part of our strategy and are used to strengthen our company and accelerate growth. Acquisitions follow our disciplined process to ensure strategic alignment, rapid integration and attractive long-term financial returns. During the year ended December 31, 2022, we completed two acquisitions and we expect to complete more acquisitions in the following years. See Note 5, “Acquisitions” in Item 8 of this Form 10-K for further information.

The Company

The Company has been built through a series of acquisitions, as well as organic growth. We seek to build an enduring premier global enterprise by applying EBX, our business management system to continuously improve our Company and pursue growth in revenues and improvements in profit and cash flow.

EBX is integral to our operations. EBX is our culture and includes our values, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths. We have used EBX to accelerate our growth and improve business performance.

Industry Overview

Our products and services are marketed worldwide, and the markets we serve are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that we compete in are also served by Lincoln Electric and the welding business within Illinois Tool Works, Inc. Our customer base is broadly diversified across many sectors of the economy, and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities, timely delivery and strong aftermarket support. We believe that we are a leading competitor in each of our markets.

We continue to actively monitor the effects of COVID-19, including the rise, prevalence and severity of variants of the virus, the related government regulations, and the impacts on our results and operations. The pandemic and actions taken in response to it have had a variety of impacts on our results of operations including sales levels, and together with other market dynamics has contributed to inflation and widespread supply chain challenges; including labor, raw materials, and component shortages. For additional information on the risks of COVID-19 to our operations refer to Item 1A. “Risk Factors—Risks Related to Our Business—The effects of the COVID-19 pandemic have adversely impacted, and may in the future adversely impact, our results of operations, financial condition, and overall financial performance.”

Reportable Segments

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

The following discussions of International Operations, Research and Development, Intellectual Property, Raw Materials, Seasonality, Working Capital, Regulatory Environment, Human Capital Management, and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies, and offers an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future.

Our principal markets as a whole outside the United States are Europe, Asia, South America, and the Middle East. Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business”. The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

Research and Development

Our research and development focus on innovation; developing new products, software and services, as well as the enhancement of existing products with the latest technology and updated designs; creating new applications for existing products; lowering the cost of manufacturing our existing products; and, redesigning existing product lines to increase efficiency, improve durability, enhance performance and usability.

Research and development expense was $36.0 million, $39.7 million and $34.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property both in the United States and around the world for our business. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark or any group thereof essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations. We do not rely solely on our patents and other intellectual property rights to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

Raw Materials

We obtain raw materials, component parts and supplies from a variety of global sources, generally each from more than one supplier. Our principal raw materials and components for our business are steel, iron, copper and aluminum. We believe that our sources of raw materials are adequate for our needs for the foreseeable future and the loss of any one supplier would not have a material adverse effect on our business or results of operations.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons for our business. However, the business impact caused by the COVID-19 pandemic, as well as general economic conditions, may distort the effects of historical seasonality patterns and impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Regulatory Environment

We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to “Risk Factors—Risks Related to Our Business.”

Some of our gas control products are related to medical device products and are subject to extensive regulation by the United States Food and Drug Administration (the “FDA”), EU Medical Device Regulation (the “EU MDR”), and numerous other federal, state, and foreign governmental authorities. These regulations include significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and diligence. The process of obtaining regulatory approvals to market these products can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Additionally, modifications to our existing products may require new regulatory approvals and we may be required to cease marketing or to recall any modified product until we obtain clearance or approval.

Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety.
Our Quality, Environmental, and Occupational Health & Safety (“QEHS”) Management Systems apply to all of ESAB’s operations, activities, people, and units globally. We have achieved external certification of our QEHS Management Systems to the ISO 9001, ISO 14001 and ISO 45001 standards for the majority of ESAB’s operations, activities, people, and units globally.

We maintain an Environment, Health & Safety Policy to ensure compliance with all applicable laws and regulations and promote safety and environmental protection as core business values. We are committed to continual improvement of our environment, health and safety management system through assessments, actionable planning and implementation of best practices. We establish objectives and appropriate targets for significant environmental aspects of our business operations and activities including, but not limited to, the reduction of energy and water consumed, and waste minimization.

For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Risk Factors—Risks Related to Business.”

Export/Import Compliance

We are required to comply with various U.S. export/import control and economic sanctions laws, including:

•the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (which are items specifically designed or adapted for a military application and/or listed on the United States Munitions List);
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulatory activities of the U.S. Customs and Border Protection.

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Risk Factors—Risks Related to Litigation and Regulatory Compliance—We have done and may continue to do business in countries subject to U.S. sanctions and embargoes. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions” and “Risk Factors—Risks Related to Litigation and Regulatory Compliance—If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.”

Human Capital Management

Employee Profile

As of December 31, 2022, we employed approximately 9,000 persons, of whom approximately 1,200 were employed in the United States and approximately 7,800 were employed outside of the United States.

Talent Development

In our effort to enable our purpose, “Shaping the World We Imagine”, we strive to find extraordinary people and support them across their entire associate lifecycle, so they stay engaged in building, growing and sustaining the company. As a result, we’re committed to a “Talent First” strategy which starts with our associates’ health and safety. Our talent strategy is also about attracting great talent, elevating the associate experience, retaining our workforce, and building the leadership bench strength needed for our future growth and success.

Employee Safety

The safety and well-being of ESAB's colleagues around the world has been, and always will be, a top priority. Guided by the Company's Environment, Health & Safety Policy, ESAB strives every day to foster a proactive safety culture. The Company is committed to continual improvement of its environment, health and safety management system through assessments, actionable planning and implementation of best practices.

Compensation and Benefits

As a global employer, the Company is committed to providing market-competitive compensation and benefits to attract and retain great talent across its global footprint. Specific compensation and benefits vary worldwide and are based on regional practices.

Diversity and Inclusion

As a world leader for welding, cutting, fabrication, and gas control technology solutions, ESAB is dedicated to creating an inclusive, welcoming culture in which every voice is valued. To advance this commitment, we have developed our Diversity, Equity and Inclusion Strategy. Our strategy is about embracing diversity & inclusion in our everyday actions while empowering and elevating others, leading inclusively, learning about celebrating our differences and ensuring every voice is valued.

Labor Relations

Approximately 18% of our U.S. associates are covered by collective bargaining agreements with U.S. trade unions. In addition, approximately 37% of our non-U.S. associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 2021. Our principal executive offices are located at 909 Rose Avenue, 8th Floor, North Bethesda, MD 20852, and our main telephone number at that address is (301) 323-9099. Our corporate website address is www.esabcorporation.com.

We make available, free of charge through our website at https://investors.esabcorporation.com/overview, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, ESAB Corporation, 909 Rose Avenue, 8th Floor, Bethesda, MD 20852, telephone (301) 323-9099. Information contained on our website is not incorporated by reference in this report. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors

An investment in our Common stock involves a high degree of risk. The following discussion addresses material factors that make an investment in the Company speculative or risky. In determining whether to buy, hold or sell any of our securities you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. If any of the following risks were to occur, our business, financial condition, results of operations and liquidity could be materially adversely affected, the value of our Common stock could decline and investors could lose all or part of the value of their investment in ESAB shares. Furthermore, the risks and uncertainties described below are those that we have identified as material, but may not be the only risks to which ESAB might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, could have material adverse effects on our business, financial condition and results of operations.

Risks Related to our Business

The cyclical nature and maturity of the welding and cutting industry in developed markets may adversely affect our performance.

The welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products and have an adverse impact on our revenues and results of operations.

A significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. A reduction in demand for our products and services has resulted in the past, and in the future could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. For example, in 2020, we experienced a decline in customer demand for our products and services as a result of the COVID-19 pandemic. Any reduced demand could have a material adverse effect on our business, financial condition and results of operations.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2022, we derived 78% of our sales from operations outside of the United States and, as of that date, we had principal manufacturing facilities in 25 countries in addition to the United States. For the year ended December 31, 2022, 44% and 56% of our Net sales were derived from the Americas and EMEA & APAC, respectively. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations including China, including tariffs or import-export restrictions or licensing requirements, and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; inflation; labor, employment and environmental, health and safety laws and regulations that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural disasters or adverse weather conditions (including events that may be caused or exacerbated by climate change), world health events, including the COVID-19 pandemic, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products;

increased costs of transportation or shipping; the transition away from LIBOR to the Secured Overnight Financing Rate as a benchmark reference for short-term interests; and uncertainties arising from local business practices and cultural considerations.

If any of these risks were to materialize, they could have a material adverse effect on our business, financial condition and results of operations. See also “—Our operations in Russia are exposed to risks related to the Russian invasion of Ukraine and the international response to the invasion.”

Additionally, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations.

The impact of the United Kingdom’s withdrawal from the European Union and its full effects are still uncertain and will depend on, among other things, the financial, trade, regulatory, and legal implications of the trade and cooperation agreement entered into by United Kingdom and the European Union and any future agreements. This uncertainty regarding the economic outlook of the United Kingdom has caused, and may continue to cause, volatility in foreign exchange rates, which could have an adverse effect on our revenue growth in future periods. Any trade barriers resulting from the exit may disrupt distribution channels, increase our Cost of sales, and limit our ability to achieve future product margin growth. We may also face new regulatory costs, employee retention, and other challenges that could have an adverse effect on our business.

In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, and the U.K. Bribery Act. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies, which could result in civil or criminal enforcement actions and penalties, create a substantial liability for us and also cause a loss of reputation in the market.

Our operations in Russia are exposed to risks related to the Russian invasion of Ukraine and the international response to the invasion.

The Russian invasion of Ukraine has significantly escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) member states, and Russia, and has led to macroeconomic and geopolitical instability. In response to Russia’s invasion of Ukraine, the United States and other countries have imposed numerous sanctions on Russia, including its major financial institutions and certain other businesses and individuals. The conflict may also result in additional sanctions being enacted by the United States, other NATO member states, or other countries. The impact of these sanctions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by the Company or have other adverse impacts including increased costs of raw materials and inputs, manufacturing or shipping delays, or result in reputational harm. While local and global supply chains have been impacted by the conflict, particularly with respect to the sourcing and cost of certain raw materials, our supply chain has not been materially adversely impacted as of the date of this Form 10-K. Further, we have incorporated the recently enacted sanctions and export controls into our existing screening and monitoring procedures in Russia. As of the date of this Form 10-K, the recently enacted sanctions and export controls have not materially impacted our ability to service our existing customer base.

The Russian invasion of Ukraine and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty in Russia. While we continue to closely monitor the situation and evaluate options, we are meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2022, our operations in Russia represented approximately 6% of our total revenue, and approximately $20 million in Net income. Russia also had approximately 5% of our total net assets as of December 31, 2022.

Our operations in Russia had a cumulative translation loss of approximately $90 million, which could be realized upon a transition out. We are closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting our ability to fulfill our contractual obligations could have an adverse effect on our results of operations.

We cannot predict the impact of these events and any heightened military conflict or geopolitical instability that may follow, including heightened operating risks and production disruptions in Russia and Europe, additional sanctions or counter-sanctions, heightened inflation, cyber-disruptions or attacks, higher energy costs, higher manufacturing costs, disruptions in raw materials supplies, increased raw material costs and higher supply chain costs. Such events may negatively impact our results of operations, cash flows and financial condition.

The effects of the COVID-19 pandemic have adversely impacted, and may in the future adversely impact, our results of operations, financial condition, and overall financial performance.

The COVID-19 pandemic and actions taken by governments, businesses and individuals in response have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for our products. Although our customers have increased operating levels, since the early stages of the pandemic, such customers may be forced to close or limit operations should a resurgence of COVID-19 cases occur in their region. The longer the period of economic and global supply chain and related disruption continues, the more adverse the impact would be on our business operations and financial performance.

To the extent that conditions surrounding the COVID-19 pandemic continue to improve, the duration and sustainability of any such improvements may be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business.

Our restructuring activities may subject us to additional uncertainty in our operating results.
We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth. As such, we have incurred and expect to continue to incur expenses relating to restructuring activities. We may not achieve or sustain the anticipated benefits, including any anticipated savings, of these restructuring programs or initiatives. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact.

Any impairment in the value of our intangible assets, including Goodwill, would negatively affect our operating results and total capitalization.

Our Total assets reflect substantial intangible assets, primarily Goodwill. The Goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our indefinite-lived intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for an acquired business decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for Goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

Our business subjects us to the possibility of product liability lawsuits, which could harm our business.

As the manufacturer of equipment for use in industrial markets, we may be subject to product liability claims. Component failures, manufacturing nonconformances, design defects, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in unsafe conditions, injury or death. In addition, some of our products contain components manufactured by third parties, which may also have defects. Our product liability insurance policies have limits that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our information technology infrastructure has been and could in the future be, subject to service interruptions, data corruption, cyber-based attacks or network security breaches. Significant disruptions in, or breaches in security of, our information technology infrastructure or data can adversely affect our business and financial statements.

We rely on information technology networks and systems, including the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information, personally identifiable information, credit card and other financial information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

In addition, our information technology networks and system and those of third parties upon which we rely are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information, either directly or by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We expect to continue to confront efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks and those of third parties upon which we rely. Any such attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to or intrusions into our systems, networks and data or in effectively detecting or resolving such risks or intrusions when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, denial of access to, manipulation or destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our business or prospects, reputation and competitive position, including a material loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures.

As of December 31, 2022, we have approximately $1.2 billion of outstanding indebtedness with the ability to borrow incremental $500 million under the credit facility and an additional $77 million of indebtedness pursuant to certain uncommitted credit lines. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.

We entered into a $1.75 billion credit facility, $1.2 billion of which was outstanding at the time of the Distribution. We also have the ability to incur an additional $77 million of indebtedness pursuant to certain uncommitted credit lines, and in the future we may incur additional indebtedness. See “Description of Certain Indebtedness.” This debt could have important, adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
•limiting our ability to pay dividends;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

The instruments governing the debt financing contain restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. See “Description of Certain Indebtedness.”

The risks described above will increase with the amount of indebtedness we incur, and in the future we may incur significant indebtedness in addition to the indebtedness described above. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We may be unable to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that govern our indebtedness restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness will depend on the generation of cash flow by our subsidiaries, including certain international subsidiaries, and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make adequate distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster or adverse weather conditions (including events that may be caused or exacerbated by climate change), power outage, fire, explosion, terrorism, cyber-based attack, pandemic or other contagious outbreak (such as the COVID-19 pandemic), labor dispute or shortage or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

Interruptions in production could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation or rely on third-party manufacturers, which could negatively affect our profitability and financial condition.

Any recovery under our property damage and business interruption insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

If our associates represented by trade unions or works councils engage in a strike, work stoppage or other slowdown or if the representation committees responsible for negotiating with such trade unions or works councils are unsuccessful in negotiating new and acceptable agreements when the existing agreements with associates covered by collective bargaining expire, we could experience business disruptions or increased costs.

As of December 31, 2022, approximately 34% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 7,800 associates, representing approximately 87% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia, and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our associates represented by trade unions or works councils were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our business operations and could lead to decreased productivity, increased labor costs and lost revenue as well as adversely impact our reputation. The representation committees that negotiate with the foreign trade unions or works councils on our behalf may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain and protect our intellectual property rights or challenges to these rights by third parties may affect our operations and financial performance.

The market for many of our products is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties including confidentiality agreements, invention assignment agreements and proprietary information agreements, to establish and maintain our intellectual property rights, and the Goodwill engendered by our trademarks and trade names. The protection and enforcement of these intellectual property rights is therefore material to our business. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose our proprietary rights.

In addition, third parties may claim that we or our customers are infringing upon their intellectual property rights. Any claims of intellectual property infringement may subject us to costly and time-consuming defense actions and, should our defenses not be successful, may result in the payment of damages, redesign of affected products, entry into settlement or license agreements, or a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products. It is also possible that others will independently develop technology that will compete with our patented or unpatented technology. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our defined benefit pension plans and post-retirement medical and death benefit plans are or may become subject to funding requirements or obligations that could adversely affect our business, financial condition and results of operations.

We operate defined benefit pension plans and post-retirement medical and death benefit plans for current and former employees worldwide. Each plan’s funding position is affected by the investment performance of the plan’s investments, changes in the fair value of the plan’s assets, the type of investments, the life expectancy of the plan’s members, changes in the actuarial assumptions used to value the plan’s liabilities, changes in the rate of inflation and interest rates, our financial position, as well as other changes in economic conditions.

Furthermore, since a significant proportion of the plans’ assets are invested in publicly traded debt and equity securities, they are, and will be, affected by market risks. Any detrimental change in any of the above factors is likely to worsen the funding position of each of the relevant plans, and this would likely require the plans’ sponsoring employers to increase the contributions currently made to the plans to satisfy our obligations. Any requirement to increase the level of contributions currently made could have a material adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates have adversely impacted our financial results in the past and may adversely impact our results in the future.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2022, approximately 78% of our sales were derived from operations outside the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. For example, during 2018, Argentina became a highly inflationary economy, resulting in the remeasurement of our Argentinian operations. Future impacts to earnings of applying highly inflationary accounting for Argentina on our financial statements will be dependent upon movements in the applicable exchange rates.

We also face exchange risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies.

We are dependent on the availability of raw materials, as well as parts and components used in our products.

While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, trade disputes and increased tariffs. Any significant change in the supply of, or price for, these raw materials, parts or components could materially affect our business, financial condition and results of operations. In addition, delays in the delivery of raw materials, parts or components by suppliers could cause delays in our delivery of products to our customers.

Additionally, political and economic instability and changes in government regulations in China and other parts of Asia or any pandemics or other contagious outbreaks (such as the COVID-19 pandemic), could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

The markets we serve are highly competitive and some of our competitors may have superior resources. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.

Our business operates in highly fragmented and competitive markets. In order to maintain and enhance our competitive position, we intend to, among other things, continue investing in manufacturing quality, marketing, customer service and support, distribution networks, and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products or more widely accepted, develop methods of more efficiently and effectively providing products and services, adapt more quickly than us to new technologies or evolving customer requirements or have a larger product portfolio.

Some of our competitors may also have greater financial, marketing and research and development resources than we have or stronger name recognition. As a result, those competitors may be better able to withstand the effects of periodic economic downturns.

In addition, pricing pressures could cause us to adjust the prices of some of our products to stay competitive. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations. Please see “Business—Industry and Competition” for additional information about the competitive markets in which we operate.

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, an outgrowth of the Organization for Economic Co-operation and Development’s (“OECD”) original Base Erosion and Profit Shifting (“BEPS”) project is an ongoing project undertaken by the 139 member countries of the expanded OECD Inclusive Framework focused on “Addressing the Challenges of the Digitalization of the Economy,” which may impact all multinational businesses by potentially redefining jurisdictional taxation rights with Pillar One and Pillar Two blueprints. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Acquisitions are expected to be a significant part of our growth strategy. If we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed and we may not realize the anticipated benefits of our acquisitions.

We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: obtain debt or equity financing that we may need to complete proposed acquisitions; identify suitable acquisition candidates; negotiate appropriate acquisition terms; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company, and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the incurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operations.

In addition, the anticipated benefits of an acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits and synergies from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected.

Additionally, we may underestimate or fail to discover liabilities relating to acquisitions during our due diligence investigations, and we, as the successor owner of an acquired company, might be responsible for those liabilities. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to finance our operating needs and to finance our growth, including acquisitions. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or if we are not able to fully access credit under future credit agreements, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets. We intend to pay for future acquisitions using cash, capital stock, notes, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to fully implement our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders.

Our hedging activity could negatively impact our results of operations, cash flows, or leverage.

We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Additionally, some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries. If we fail to comply with hedge accounting requirements, the gains or losses on those hedges could be recognized before the offsetting exposure materializes to offset them, potentially causing volatility in our cash or debt balances and therefore our leverage.

The loss of key leadership could have a material adverse effect on our ability to run our business.

We may be adversely affected if we lose members of our senior leadership. We are highly dependent on our senior leadership team as a result of their expertise in our industry and our business. The loss of key leadership or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Litigation and Regulatory Compliance

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.

Certain subsidiaries contributed by the Former Parent immediately prior to the consummation of the Separation and pursuant to the terms of the Separation Agreement are one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of these subsidiaries nor were these subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of the Former Parent’s Fluid Handling (“FH”) and Air and Gas Handling (“AGH”) businesses, the Former Parent and its subsidiaries retained the asbestos-related contingencies and insurance coverage related to these businesses, even though the Former Parent sold the operating assets of the FH and AGH businesses. In connection with the Separation, we agreed to indemnify the Former Parent for, among other things, the retained asbestos-related contingencies and liabilities related to these businesses. See “Business—Legal Proceedings” and “Note 19 Commitments and Contingencies.”

For purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period as well as the amount of insurance proceeds available for such claims. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting liability costs, the actual number of future claims brought, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than the estimates, and future revaluation of liabilities and insurance recoveries could result in material adjustments to these estimates, any of which could materially and adversely affect our business, financial condition and results of operations.

In addition, we incur defense, settlement and/or judgment costs related to those claims, a portion of which has historically been reimbursed by insurers. We also incur legal costs in connection with efforts to recover insurance from certain of the contributed subsidiaries’ insurers relating to insurance coverage. These costs may be significant, and we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the costs of defending or resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations. See “Business—Legal Proceedings.”

We have done and may continue to do business in countries subject to U.S. sanctions and embargoes. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to U.S. sanctions and embargoes or may engage in business dealings with parties whose property or property interests may be blocked under non-country-specific U.S. sanctions programs. Failure to comply properly with various sanction and embargo laws to which we and our operations may be subject may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government, the United Nations or other countries where we maintain operations. With the exception of the U.S. sanctions against Cuba and Iran, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-U.S.-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our U.S. personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are U.S. citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under U.S. sanctions. These constraints impose compliance costs and risks on our operations and may negatively affect the financial or operating performance of such business activities. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. For information about our business in Russia, see also “—Our operations in Russia are exposed to risks related to the Russian invasion of Ukraine and the international response to the invasion.”

Our efforts to comply with U.S. and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Sudan and Iran and certain other sanctioned countries currently are identified by the U.S. State Department as state sponsors of terrorism and have been subject to restrictive sanctions. Because certain of our independent foreign subsidiaries may have contact with and transact limited business in certain U.S. sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

In addition, certain U.S. states and municipalities have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ESAB or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our products manufactured or assembled in the United States are subject to the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), which require that an export license is obtained before such products can be exported to certain countries, and the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-U.S. persons. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges and debarment from U.S. government contracts. For example, from 2016 through 2020, one of our foreign subsidiaries engaged in certain transactions, a limited number of which included U.S. origin goods, either directly or indirectly through distributors, involving sales to specially designated nationals and/or to the Crimea region of Ukraine, which may have been made in violation of relevant trade sanctions or export control laws. We submitted a voluntary disclosure report to relevant U.S. government agencies regarding these transactions. On March 26, 2021 and August 26, 2021, Colfax received letters from BIS and OFAC, respectively, warning Colfax against future violations, and closing their respective matters without further action. No further communications from any other relevant U.S. government agencies have been received.

We are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection and data security.

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and foreign jurisdictions regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. Foreign laws we are subject to include the European Union’s General Data Protection Regulation (the “GDPR”), the domestic version of the GDPR adopted by the United Kingdom in January 2021, following its exit from the European Union, which currently imposes the same obligations as the GDPR in most material respects. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. The United States has also recently seen a significantly increased focus on the regulation of personal data, led by the passage of various comprehensive privacy and data protection laws at the state level. For example, the California Consumer Privacy Act (the “CCPA”), requires, among other things, that covered companies provide new disclosures to California consumers and affords such consumers certain rights, including the ability to opt out of certain types of data sharing and sales of their personal information. The California Privacy Rights Act, which went into effect in January 2023, amended the CCPA to provide for additional privacy protections. Similar legislation has been adopted in Virginia, Colorado, Utah and Connecticut, all of which will go into effect in 2023. The wave of similar legislative developments in other states in the United States creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

We are subject to a variety of increasingly stringent environmental and health and safety laws for which compliance, or related liabilities, could be costly.

We and our business are subject to international, federal, state and local environmental and safety laws and regulations, including laws and regulations governing emissions of regulated air pollutants and greenhouse gases; discharges of wastewater and storm water; storage and handling of raw materials; the use, manufacture, handling, storage and disposal of hazardous materials; generation, storage, transportation and disposal of regulated wastes; and laws and regulations governing worker safety.
These requirements impose certain responsibilities on our business, including the obligation to obtain and maintain various environmental permits. If we were to fail to comply with these requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance.

In addition, under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources, such as soil or groundwater, resulting from such contamination.

Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities.

In addition, any environmental liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We could be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to certain regulatory and financial risks related to climate change, which could adversely affect our business, financial condition, results of operations and cash flows.

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. Such measures could subject us to additional costs and restrictions and require significant operating and capital expenditures, which could impact our business, financial condition, results of operations and cash flows. Additionally, such measures may impact our customers, which could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our reputation and our business, financial condition and results of operations.

In addition to the environmental, health, safety, anti-corruption, export control, privacy, data protection, data security and other regulations noted above, our businesses are also subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local, and other jurisdictional levels. Certain of our gas control products are classified as medical devices that are subject to regulation by the U.S. Food and Drug Administration and under the European Union Medical Device Regulation, as well as by other federal and local governmental agencies, and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-marketing surveillance of such products. We are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. Failure to comply with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export, and sell products and services, result in loss of customers and cause us to incur significant legal and investigatory fees.

Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses, or modify our business model or impair our flexibility in modifying product, marketing, pricing, or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our reputation and our business, financial condition and results of operations.

Risks Related to the Separation and Our Relationship with Enovis

We have a limited history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information about us in this Form 10-K for periods prior to the Separation refers to our businesses as operated by and integrated with Colfax. Our historical financial information for such periods included in this Form 10-K is derived from the consolidated financial statements and accounting records of Colfax. Accordingly, the historical financial information for periods prior to the Separation included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•prior to the Separation, our businesses were operated by Colfax as part of its broader corporate organization, rather than as a separate, publicly traded company. Colfax or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal audit, human resources and finance. Our historical financial results reflect allocations of corporate expenses from Colfax for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company during those periods. As a result of the Separation, our cost related to such functions previously performed by Colfax therefore have and may continue to increase;
•prior to the Separation, our businesses were integrated with the other businesses of Colfax. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we entered into transition agreements with Enovis, these arrangements may not fully capture the benefits that we previously enjoyed as a result of being integrated with Colfax and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition as a result of the Separation;
•generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically were satisfied as part of the corporate-wide cash management policies of Colfax. Following the completion of the Separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements;
•as a result of the Separation, the cost of capital for our businesses may be higher than Colfax’s cost of capital prior to the Separation; and our historical financial information does not reflect the debt or the associated interest expense that we incurred as part of the Separation and Distribution.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Enovis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and notes thereto included elsewhere in this Form 10-K.

As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Colfax.

As a separate, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current Enovis organizational structure. As part of Colfax, we were able to enjoy certain benefits from Colfax’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Colfax’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Our stock price may fluctuate significantly, including from future sales of our common stock or the perception that such sales or resales may occur.

The trading market for our common stock has existed only since the Separation. The price and trading volume of our common stock has been and may continue to be volatile and the value of an investment in our common stock could decline. Prior to the Separation, there was no public market for our common stock. An active trading market for our common stock may not be sustainable. The market price and trading volume of our common stock has fluctuated substantially and may continue to do so due to a number of factors, some of which may be beyond our control, including:

•our quarterly or annual earnings, or those of other companies in our industry;

•the failure of securities analysts to cover our common stock;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•changes to the regulatory and legal environment in which we operate;
•the effects of COVID-19;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in these “Risk Factors” and elsewhere in this Form 10-K.

Pursuant to that certain registration rights agreement we entered into with Mitchell P. Rales and Steven M. Rales (together, the “Rales Holders”), the Rales Holders and their permitted transferees have registration rights for the resale of certain shares of our common stock. These registration rights, which pursuant to the agreement will become available to the Rales Holders one year post the Distribution, would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Rales Holders or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Potential indemnification obligations to Enovis pursuant to the Separation Agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

The separation and certain other agreements with Enovis, which we entered into with Enovis on April 4, 2022 in connection with the Separation (the “Separation Agreement”), provides for, among other things, indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that Enovis may incur or may exist relating to our business activities (as currently and historically conducted) and those of Colfax’s divested FH and AGH businesses, whether incurred prior to or after the Separation. For example, pursuant to the Separation Agreement, we have agreed to indemnify Enovis for, among other things, the retained asbestos-related contingencies and liabilities related to the sale of Colfax’s FH and AGH businesses. See “—Risks Related to Litigation and Regulatory Compliance—Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.”

If we are required to indemnify Enovis under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities. See “Business—Legal Proceedings.”

In connection with the Separation, Enovis agreed to indemnify us for certain liabilities. However, there can be no assurance that such indemnity will be sufficient to insure us against the full amount of such liabilities, or that Enovis’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation Agreement, the tax matters agreement, and certain other agreements with Enovis, Enovis has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Enovis has agreed to retain, and there can be no assurance that the indemnity from Enovis will be sufficient to protect us against the full amount of such liabilities, or that Enovis will be able to fully satisfy its indemnification obligations.

In addition, Enovis’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event Enovis’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Enovis or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position, results of operations and cash flows.

If the Distribution, together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, Enovis and its stockholders could incur significant tax liabilities, and we could be required to indemnify Enovis for taxes that could be material pursuant to indemnification obligations under the tax matters agreement that we entered into with Enovis on April 4, 2022.

The Distribution was conditioned upon, among other things, Colfax’s receipt of a private letter ruling from the IRS and the opinion of Latham & Watkins LLP, tax counsel to Colfax, both of which Colfax received, regarding the qualification of the Distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The private letter ruling and the opinion were based on, among other things, certain factual assumptions, representations and undertakings from Colfax and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings are incorrect or not satisfied, Enovis may not be able to rely on the private letter ruling or opinion, and Enovis and its stockholders could be subject to significant U.S. federal income tax liabilities. In addition, the private letter ruling does not address all the requirements for determining whether the Distribution will qualify for tax-free treatment, and the opinion, which addresses all such requirements, relies on the private letter ruling as to matters covered by the ruling and is not binding on the IRS or the courts. Notwithstanding any private letter ruling or opinion of tax counsel, the IRS could determine on audit that the Distribution does not qualify for tax free treatment if it determines that any of these factual assumptions, representations or undertakings are not correct or have been violated or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution.

If the Distribution is ultimately determined not to so qualify for tax free treatment, the Distribution could be treated as a taxable disposition of shares of ESAB stock by Enovis and as a taxable dividend or capital gain to Enovis’s stockholders for U.S. federal income tax purposes. In such case, Enovis and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Under the tax matters agreement that we entered into with Enovis on April 4, 2022, we are generally required to indemnify Enovis against taxes incurred by Enovis that arise as a result of actions or omissions by us that prevent the Distribution, together with certain related transactions, from qualifying as a reorganization under Sections 355 and 368(a)(1)(D) of the Code.

We might not be able to engage in certain transactions and equity issuances as a result of the Distribution.

Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the qualification of the Distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Even if the Distribution otherwise qualifies for tax-free treatment to Enovis’s stockholders under Section 355 of the Code, it may result in corporate-level taxable gain to Enovis if there is a 50% or greater change in ownership, by vote or value, of shares of ESAB’s stock, Enovis’s stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of ESAB’s stock or Enovis’s stock within two years of the Distribution are generally presumed to be part of such a plan, although Enovis may be able to rebut that presumption.

Under the tax matters agreement that we entered into with Enovis on April 4, 2022, we are required to comply with the representations made in the private letter ruling Colfax has received and in materials submitted to the IRS in connection therewith and to legal counsel in connection with the tax opinion Colfax received regarding the intended tax treatment of the Distribution and certain related transactions. The tax matters agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment. In particular, except in specific circumstances, in the two years following the Distribution, we are restricted from, among other things, (i) entering into any transaction pursuant to which all or a portion of our equity would be acquired, whether by merger or otherwise, and (ii) ceasing to actively conduct certain of our businesses.

These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our businesses. For more information, see the section entitled “Certain Relationships and Related Person Transactions—Agreements with Enovis—Tax Matters Agreement.”

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interests in Enovis. Also, Christopher Hix, in addition to having served as Enovis’s Executive Vice President, Finance and Chief Financial Officer and continuing to serve as an advisor to Enovis, serves as an ESAB director, which may create the appearance of or actual conflicts of interest.

Because of their current or former positions with Enovis, certain of our executive officers and directors own equity interests in Enovis. Continuing ownership of shares of Enovis common stock and equity awards could create, or appear to create, potential conflicts of interest if we and Enovis face decisions that could have implications for both Enovis and us.

In addition, one of Enovis’s former executive officers is a member of our Board, and two members of Enovis’s board of directors serve on our Board, any of which could create, or appear to create, potential conflicts of interest when we and Enovis encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such director’s time between Enovis and us.

We may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our businesses.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others:

•allow investors to separately value Enovis and us based on Enovis’s and our distinct investment identities. Our businesses differ from Enovis’s businesses in several respects, such as the market for products and manufacturing processes.
•enable investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their distinct characteristics;
•create an independent equity structure to afford us direct access to the capital markets and facilitate our ability to capitalize on our unique growth opportunities;
•facilitate incentive compensation arrangements for employees tied to the performance of the relevant company’s businesses, and enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives;
•permit each company to concentrate its financial resources solely on its own operations without having to compete internally for investment capital which may provide each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs; and
•allow us and Enovis to more effectively pursue our respective and distinct operating priorities and strategies and enable management of each company to focus on unique opportunities for long-term growth and profitability. Our and Enovis’s separate management teams are able to focus on executing each company’s differing strategic plans without diverting attention from the other businesses.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others, factors addressed elsewhere in these Risk Factors. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our businesses, operating results and financial condition could be adversely affected.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Enovis.

The agreements we entered into with Enovis in connection with the Separation, including the separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement, EBS license agreement and a stockholder’s and registration rights agreement, were prepared in the context of our Separation from Colfax while we were still a wholly owned subsidiary of Colfax. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Colfax. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s length negotiations between unaffiliated third parties.
Arm’s-length negotiations between Colfax and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

We or Enovis may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

The Separation Agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between the companies following the Separation and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. We rely on Enovis after the Separation to satisfy its performance and payment obligations under these agreements. If Enovis is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We have created our own, or engaged third parties to provide, systems and services to replace many of the systems and services that Colfax previously provided to us. However, we may not be successful in implementing these systems and services or in transitioning data from Colfax’s systems to us. In addition, we expect this process to be complex, time-consuming and costly.

We also established or expanded our own tax, treasury, internal audit, investor relations, corporate governance and public company compliance and other corporate functions. We have incurred costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Colfax historically provided us prior to the Separation. Any failure or significant downtime in our own financial, administrative or other support systems or in Enovis’s financial, administrative or other support systems during the transitional period during which Enovis provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

In particular, our day-to-day business operations rely on information technology systems. A significant portion of the communications among our personnel, customers and suppliers take place on information technology platforms. As a result of our reliance on information technology systems, the cost of such information technology integration and transfer and any such loss of key data could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Shares of Our Common Stock

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operated.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The obligations associated with being a public company require significant resources and management attention.

We are directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of the New York Stock Exchange (“NYSE”). As a separate public company, we are required to, among other things:

•prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules;
•have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•maintain an internal audit function;
•maintain our own financial reporting and disclosure compliance functions;
•maintain an investor relations function;

•maintain and administer internal policies, including those relating to trading in our securities and disclosure controls and procedures; and comply with the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NYSE.

These reporting and other obligations place significant demands on our management and our administrative and operational resources, and we face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of Colfax. Our investment in compliance with existing and evolving regulatory requirements has resulted in increased administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities, which could have an adverse effect on our business, financial position, results of operations and cash flows.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

We declared and paid a quarterly cash dividend of $0.05 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2022. In addition, on March 2, 2023, our Board declared a quarterly cash dividend of $0.05 per share of ESAB’s common stock to our shareholders of record as of March 31, 2023. We cannot guarantee that we will continue to pay a dividend in the future. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of our Board.

The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the Board deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets.

Your percentage ownership in us may be diluted in the future.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and employees. These additional awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation (our “certificate of incorporation”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as the Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions in our certificate of incorporation and amended and restated bylaws (our “bylaws”), and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:

•the inability of our stockholders to call a special meeting;
•the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•provision that stockholders may only remove directors with cause; and

•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the Board of Directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the Board of Directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Our certificate of incorporation further designates the federal district courts of the United States of America as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions could discourage lawsuits against us and our directors, officers, employees and stockholders.

Our certificate of incorporation provides that, unless we consent otherwise, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

This forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Our certificate of incorporation further provides that, unless we consent otherwise, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions. This could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and Board of Directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in North Bethesda, Maryland in a facility that we lease. As of December 31, 2022 we had a total of five production facilities in the United States, representing a total of 0.6 million and 0.5 million square feet of owned and leased space, respectively, and 25 production facilities outside the U.S., representing a total of 9.9 million and 1.9 million square feet of owned and leased space, respectively, in 14 countries in Central and Eastern Europe, Central and South America and Asia.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 19, “Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements.

Item 4. Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position
Shyam P. Kambeyanda	52	President and Chief Executive Officer and Director
Kevin Johnson	47	Chief Financial Officer
Olivier Biebuyck	52	President, Fabrication Technology
Michele Campion	46	Chief Human Resources Officer
John Dion	58	Senior Vice President, ESAB Business Excellence
Curtis Jewell	41	Senior Vice President, General Counsel and Corporate Secretary
Eleanor Lukens	58	President, Americas
Vusa Mlingo	53	Senior Vice President, Strategy and Business Development

Shyam P. Kambeyanda has served as a member of our Board of Directors since April 2022. Mr. Kambeyanda has been President and Chief Executive Officer of ESAB since May 2016. As the leader of ESAB, Mr. Kambeyanda has overseen the growth of the fabrication technology business, expanding ESAB’s global operations, improving financial performance and driving EBX throughout the business. Prior to joining ESAB, Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation’s Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and held a variety of positions of increasing responsibility in engineering, quality, e-commerce, product strategy, and operations management in the U.S., Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda holds bachelor’s degrees in Physics and General Science from Coe College in Iowa and in Electrical Engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Kevin Johnson has been Chief Financial Officer of ESAB since May 2019. From 2017 to 2019, he served as Vice President, Finance, of Colfax, where his responsibilities included leading investor relations, financial planning and analysis and supporting acquisition diligence and integration. Prior to that, Mr. Johnson held a number of senior finance and system implementation roles at Colfax companies from 2001 to 2017, during which time he gained extensive global experience in roles of increasing responsibility including as Chief Financial Officer for Howden Africa, a South African publicly-listed company. Mr. Johnson is qualified as a CPA in Australia and holds an undergraduate degree (BSSc) from Queens University, Northern Ireland, a master’s degree in accounting (MAcc) from Macquarie University, Australia, and an M.B.A. from Hasselt University, Belgium.

Olivier Biebuyck has been President, Fabrication Technology of ESAB since January 2023. Prior to his current role, Mr. Biebuyck served as President, EMEA of ESAB from April 2021 to January 2023. Mr. Biebuyck joined ESAB in May 2017 as VP/GM of ESAB’s filler metals business and served in senior global positions with the company. Before joining ESAB, Mr. Biebuyck was an executive at Honeywell where he served as VP/GM of Honeywell Electronics Materials from July 2015 until April 2017 after being the Chief Marketing Officer of Honeywell Process Solutions from 2013 to 2015. Prior to that, Mr. Biebuyck was an executive at Lafarge where he held several P&L leadership roles and a senior management consultant with McKinsey & Company. Mr. Biebuyck holds a master’s degree in commercial engineering from the Solvay Business School at the Brussels University in Belgium.

Michele Campion has been ESAB’s Chief Human Resources Officer since April 2022 and previously served as Vice President, Human Resources of ESAB. Ms. Campion leads ESAB’s global human resources strategy in partnership with the executive team. Prior to joining ESAB, she served as Vice President, Human Resources at Under Armour, Inc. from November 2014 to September 2020. She also held a variety of roles of increasing responsibility in human resources at McCormick & Co., BP, International Partnership for Microbicides and Areas Global TB Vaccine Foundation. Ms. Campion earned a bachelor’s degree in Biology from University of Pittsburgh at Johnstown and an M.S. degree in Biotechnology with a concentration in Biotech Enterprise from Johns Hopkins University.

John Dion has been Senior Vice President, ESAB Business Excellence (EBX) since February 2023. Mr. Dion joined ESAB in May 2022 as Vice President, ESAB Business Excellence. Mr. Dion is responsible for leading ESAB’s EBX journey globally. In this role, he develops and leads the strategy and roadmap for strengthening and scaling the EBX culture. He is an industry executive with 35 years of industrial and life sciences experience. For over twenty years, Mr. Dion held positions of increasing responsibility at Danaher Corporation, most recently serving as a Senior Vice President with responsibility for service, customer service and the Danaher Business System within Danaher’s Pall business from May 2016 to April 2019 and Chief Transition Officer and Danaher Business System Leader in connection with Danaher’s acquisition of GE BioPharma from April 2019 until May 2021. Mr. Dion provided consulting services to ESAB and PHC Holdings Corporation from February 2022 until he joined ESAB in May 2022. Mr. Dion earned degrees in Electrical Engineering and Business Administration from the University of Connecticut.

Curtis Jewell has been Senior Vice President and Corporate Secretary of ESAB Corporation since April 2022 and previously served as General Counsel of ESAB. He has significant experience leading legal teams through complex acquisitions and crossborder initiatives while driving process improvement. Prior to his appointment at ESAB, he was the Corporate Secretary of Colfax Corporation, where he held roles of increasing responsibility since joining in February 2011. Before joining Colfax, Mr. Jewell was in private practice at Hogan Lovells LLP, where he focused on securities law and corporate governance, mergers and acquisitions, and capital market transactions. He began his legal career at Schulte Roth & Zabel LLP in New York. Mr. Jewell earned his bachelor’s degree in Philosophy and Political Science from Washington University in St. Louis, and his law degree from The University of Pennsylvania Carey Law School, where he also received a Certificate in Business and Public Policy from The Wharton School.

Eleanor Lukens has been President, Americas of ESAB Corporation since January 2023. Ms. Lukens oversees ESAB’s fabrication technology business in North America and South America. Before joining ESAB, Ms. Lukens served in multiple leadership roles at AMETEK, a leading global manufacturer of electronic instruments and electromechanical devices, for fifteen years. Most recently, she was Vice President and General Manager at AMETEK from August 2020 until January 2023, with global responsibility for four operating business units serving commercial aerospace, defense, aftermarket, and business jet, and Vice President, General Manager for AMETEK’s measurement and power systems division from September 2016 to July 2020. Earlier in her career, Ms. Lukens worked for Teleflex Incorporated and Drexelbrook Engineering. Ms. Lukens earned a Bachelor of Science in mechanical engineering technology from Spring Garden College and a Master of Business Administration with honors from Temple University, Fox School of Management.

Vusa Mlingo has been the Senior Vice President, Strategy and Business Development of ESAB Corporation since January 2022. Mr. Mlingo oversees ESAB’s strategic planning, market and growth opportunity assessments, and ESAB’s global acquisition pipeline. Prior to ESAB, Mr. Mlingo served as Vice President of Corporate Development & Strategy at SPX FLOW, Inc., a leading provider of process solution components and systems, from April 2019 to January 2022 and previously led the company’s mergers and acquisitions as Vice President of Business Development from March 2018 to April 2019. From 2006 to March 2019, Mr. Mlingo worked for Ingersoll Rand, where he served in various roles of increasing responsibility within corporate development and strategy, product management, and capital markets. Mr. Mlingo holds a bachelor’s degree with Honors from the University of Zimbabwe and an MBA from Howard University.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol ESAB on April 5, 2022. As of February 28, 2023, there were 1,337 holders of record of our Common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

We declared and paid a quarterly dividend of $0.05 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2022. In addition, on March 2, 2023, our Board declared a quarterly cash dividend of $0.05 per share of ESAB’s common stock to our stockholders of record as of March 31, 2023.

The payment of dividends in the future and the timing and amount thereof, to our stockholders will fall within the discretion of our Board. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the Board deems relevant.

Issuer Repurchase of Equity Securities

None

Recent Issuances of Unregistered Securities

None

Stock Performance Graph

The graph below compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P MidCap 400 Index ("S&P 400") and the S&P MidCap 400 Industrials Index ("S&P 400 Industrials”). The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common stock and in each index from April 5, 2022, the date our stock commenced regular-way trading on the New York Stock Exchange, to December 31, 2022.

$130
$120
$110
$100
$90
$80
$70
April 2022
May 2022
June 2022
July 2022
August 2022
September 2022
October 2022
November 2022
December 2022
ESAB
S&P 400
S&P 400 Industrials

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into five main sections:

•Basis of Presentation;
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies.

The following MD&A should be read together with Part I, Item 1A. “Risk Factors” and the accompanying Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements (“Notes”) included in Item 8. of this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-K through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022 Enovis sold a total of 6.0 million shares of our common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of our outstanding common stock.
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

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement as amended and restated from time-to-time, (the “Credit Agreement”). The Credit Agreement initially consisted of (i) a $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027, (ii) a Term A-1 loan with an initial aggregate principal amount of $400 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027; and (iii) a $600 million 364-day senior term loan facility (the “Term Loan A-2 Facility”) with a maturity date of April 3, 2023. The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis of $1.2 billion, which were used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for additional information on the Credit Agreement.

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB and certain corporate entities have been included in the Combined financial statements. Prior to the Separation, the Combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to us and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable.

The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Enovis during the applicable periods.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. Following the Separation, pursuant to agreements with Enovis, Enovis continues to provide us with some of the services related to these functions on a transitional basis in exchange for agreed‑upon fees, and we incur other costs to replace the services and resources that are not provided by Enovis. Costs associated with services provided by Enovis on a transitional basis are immaterial. Related party allocations are discussed further in Note 21, “Related Party Transactions” in the accompanying Notes contained elsewhere in this Form 10-K. We also incur additional costs as a separate public company. These additional costs are primarily for the following:

•additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff additions to replace support provided by the Former Parent that is not covered by the transition services agreement; and

•corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs.

During the year ended December 31, 2022, these separate public company costs exceeded the costs that have been historically allocated to us. During the three months ended April 1, 2022, the Former Parent allocated costs were $6.0 million, as included in the accompanying Notes contained elsewhere in this Form 10-K.

Following the Separation, the Consolidated and Combined Financial Statements include the accounts of ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of December 31, 2022 consists of our consolidated balances, while the Combined Balance Sheet as of December 31, 2021 consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Statement of Operations and Statement of Comprehensive Income for the year ended December 31, 2022 consist of our consolidated results for the nine months ended December 31, 2022 and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” contained elsewhere in this Form 10-K for the three months ended April 1, 2022. The Combined Statement of Operations and Statement of Comprehensive Income for the years ended December 31, 2021 and 2020 consist of the combined results of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Statement of Changes in Equity for the year December 31, 2022 consists of the consolidated activities of ESAB for the nine months ended December 31, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Statements of Changes in Equity for the year ended December 31, 2021 and 2020 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2022 consists of the consolidated activities of ESAB for the nine months ended December 31, 2022 and the combined activity of ESAB and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Statement of Cash Flows for the years ended December 31, 2021 and 2020 consist of the combined activity of the former Fabrication Technology business of Enovis.

Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

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
Former Parent’s investment, which included retained earnings, represented Enovis’s interest in our recorded net assets. All significant transactions between us and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Transfers to Former Parent, net” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent’s investment”.

Overview

Included below are year-over-year comparisons between 2022 and 2021. For further information on year-over-year comparisons between 2021 and 2020 not covered in the results below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10 for the period which was filed with the SEC on March 17, 2022.

Please see Part I, Item 1. “Business” in our Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

General

We are a world leader in connected fabrication technology and gas control solutions. Our rich history of innovative products and workflow solutions and our business system (EBX) allows us to realize our purpose of Shaping the world we imagine. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

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

Integral to our operations is EBX, our business management system. EBX is our culture and includes our values, a comprehensive set of tools, and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. We believe that our business mix is well balanced between sales in emerging and developed markets, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. We believe that our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBX tools to improve business performance, the ability to realize the expected benefits of the Separation and operate as an independent, public company, and the rationalization of assets and costs.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe the recent acquisitions of Ohio Medical, LLC, on October 14, 2022, and Swift Cut Automation Limited, on October 31, 2022, are aligned with this strategic direction. Refer to Note 5, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2022 and 2021 are affected by the following additional significant items:

The COVID-19 Pandemic

The Company continues to actively monitor the COVID-19 pandemic, and the impacts on our results and operations. As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2021 and 2022, including sales levels, and together with other market dynamics has contributed to ongoing inflation and supply chain challenges, including labor, raw material, and component shortages.

For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Part I. Item 1A. Risk Factors” section.

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. While we continue to closely monitor the situation and evaluate options, we are meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2022, Russia represented approximately 6% of our total revenue, and approximately $20 million in Net Income. Russia also has approximately 5% of our total net assets excluding any goodwill allocation as of December 31, 2022. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of in the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $90 million as of December 31, 2022, which could be realized upon a transition out. We are closely monitoring the developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting our ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Acquisitions

We complement our organic growth plans with acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

On October 14, 2022, we completed the acquisition of Ohio Medical, LLC, a U.S. based global leader in oxygen regulators and central gas systems, for $127 million. In connection with this acquisition, we expect to realize an additional cash tax benefit with a net present value of approximately $15 million.

This acquisition expands our presence in industrial specialty gas applications and products and broadens our U.S. presence.

On October 31, 2022, we completed the acquisition of Swift Cut Automation Limited for $22 million, net of cash received. Swift-Cut is a provider of light industrial cutting systems and combined with ESAB provides a market-leading automated cutting portfolio.

These acquisitions have combined sales of approximately $60 million on an annual basis.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2022 and 2021, 78% of our Net sales were derived from operations outside of the United States. During 2022 and 2021, 44% and 41% of our Net sales, respectively, were derived from the Americas and 56% and 59%, respectively, from EMEA & APAC. Accordingly, we are affected by market demand, economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our combined results.

Foreign Currency Fluctuations

As discussed above, a significant portion of our Net sales are outside the United States, with the majority of those sales denominated in currencies other than the U.S. dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the year ended December 31, 2022 compared to 2021, fluctuations in foreign currencies reduced Net sales by 4.2%, Gross profit by 4.6% and Selling, general and administrative expenses by 5.4%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons.

Material Costs

Our results may be sensitive to cost changes in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material cost increases on to our customers in the form of higher prices. While we seek to take actions to manage this risk, future changes in component and raw material costs may adversely impact earnings. In 2022, we have experienced increasing raw material costs due to inflation, which we have passed through to customers to maintain our profit, but has resulted in some margin compression. These increased costs are expected to continue to remain at elevated levels for at least the near term.

Sales and Cost Mix

The Gross profit margins within our business vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed, and the percentage of total revenue represented by consumables, which often have lower margins than equipment.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2022	2021
Consumables	71%	69%
Equipment	29%	31%

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which results in enhanced investor interest in this information. Core adjusted EBITDA is a non-GAAP measure that includes Russia for the three months ended April 1, 2022 and April 2, 2021, and due to the Russia Ukraine conflict that started at the end of the first quarter, excludes Russia for the nine months ended December 31, 2022 and December 31, 2021. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense (income) and other, net, Pension settlement gains, Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margins, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core Adjusted EBITDA and Core Adjusted EBITDA margins which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, further removing the impact of Russia for the nine months ended December 31, 2022 and December 31, 2021, respectively. Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.
The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$231.1
Income tax expense			69.2
Interest expense (income) and other, net			38.0
Pension settlement gain			(9.1)
Operating income (GAAP)	$136.2	$192.8	$329.1
Operating income margin	12.1%	13.2%	12.7%
Adjusted to add:
Restructuring and other related charges(2)	11.4	11.7	23.1
Separation costs(3)(4)	7.5	8.1	15.5
Acquisition-amortization and other related charges(5)	20.1	14.1	34.2
Depreciation and other amortization	13.4	21.5	34.9
Adjusted EBITDA (non-GAAP)	$188.6	$248.2	$436.8
Adjusted EBITDA attributable to Russia (non-GAAP)(6)	—	20.0	20.0
Core adjusted EBITDA (non-GAAP)	$188.6	$228.2	$416.8
Adjusted EBITDA margin (non-GAAP)	16.7%	16.9%	16.8%
Core adjusted EBITDA margin (non-GAAP)(7)	16.7%	17.0%	16.9%
(1) Numbers may not sum due to rounding.

(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(4) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.
(5) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(6) Adjusted EBITDA relating to Russia from April 2, 2022 to December 31, 2022, respectively.
(7) Net sales were $122.6 million relating to Russia from April 2, 2022 to December 31, 2022.

	Year Ended December 31, 2021
	Americas	EMEA & APAC	Total
	(Dollars in millions)
Net income from continuing operations (GAAP)			$238.7
Income tax expense			80.4
Interest expense (income) and other, net			(1.7)
Pension settlement gain			(11.2)
Operating income (GAAP)	$111.2	$195.0	$306.2
Operating income margin	11.1%	13.7%	12.6%
Adjusted to add (deduct):
Restructuring and other related charges(1)	11.6	7.4	19.0
Separation costs(2)(3)	1.2	1.7	2.9
Acquisition-amortization and other related charges(4)	18.5	17.4	35.9
Depreciation and other amortization	15.0	23.5	38.5
Other(5)	2.1	(0.4)	1.7
Adjusted EBITDA (non-GAAP)	$159.6	$244.6	$404.2
Adjusted EBITDA attributable to Russia (non-GAAP)(6)	—	28.0	28.0
Core adjusted EBITDA (non-GAAP)	$159.6	$216.6	$376.2
Adjusted EBITDA margin (non-GAAP)	15.9%	17.2%	16.6%
Core adjusted EBITDA margin (non-GAAP)(7)	15.9%	16.8%	16.4%
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(3) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.
(4) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(5) Relates to the adjustment for certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Statements of Operations.
(6) Adjusted EBITDA relating to Russia from April 3, 2021 to December 31, 2021,
(7) Net sales were $137.0 million relating to Russia from April 3, 2021 to December 31, 2021.

Total Company

Sales

Net sales increased to $2,593.5 million in 2022 from $2,428.1 million in 2021. The following table presents the components of changes in our consolidated and combined Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2021	$2,428.1
Components of Change:
Existing businesses (organic sales growth)(1)	254.2	10.5%
Acquisitions(2)	13.5	0.6%
Foreign currency translation(3)	(102.3)	(4.2)%
Total sales growth	165.4	6.8%
For the year ended December 31, 2022	$2,593.5
(1) Excludes the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales from existing businesses increased $254.2 million during 2022 compared to 2021 primarily due to inflation-related customer pricing increases of $270.4 million and new product initiatives, respectively, partially offset by reduced sales volumes mainly due to the Russia and Ukraine conflict. The strengthening of the U.S. dollar relative to other currencies caused a $102.3 million unfavorable currency translation impact during the year.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) for ESAB increased for the year ended December 31, 2022 as compared with the year ended December 31, 2021. The following table presents the components of changes in our consolidated and combined Net sales.

	Core Sales(4)
	$	%
	(Dollars in millions)
For the year ended December 31, 2021	$2,291.1
Components of Change:
Existing businesses (core organic sales growth)(1)	290.5	12.7%
Acquisitions(2)	13.5	0.6%
Foreign Currency translation(3)	(124.2)	(5.4)%
Total core sales growth	179.8	7.8%
For the year ended December 31, 2022	$2,470.9
(1) Excludes the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(2) Represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.
(4) Represents sales excluding Russia from April 2, 2022 to December 31, 2022, and April 3, 2021 to December 31, 2021.

Core Sales from existing businesses for ESAB increased $290.5 million during the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to inflation-related customer pricing increases of $259.2 million and new product initiatives during the year ended December 31, 2022. The strengthening of the U.S. Dollar relative to other currencies caused a $124.2 million unfavorable currency translation impact during the year ended December 31, 2022.

Operating Results

The following table summarizes our results for the comparable periods.

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Gross profit	$885.5	$838.0
Gross profit margin	34.1%	34.5%
Selling, general and administrative expense	$533.4	$512.8
Net income from continuing operations	$231.1	$238.7
Net income margin from continuing operations	8.9%	9.8%
Adjusted EBITDA (non-GAAP)	$436.8	$404.2
Adjusted EBITDA margin (non-GAAP)	16.8%	16.6%
Core adjusted EBITDA (non-GAAP)	$416.8	$376.2
Core adjusted EBITDA margin (non-GAAP)	16.9%	16.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$23.1	$19.0
Pension settlement gain	$(9.1)	$(11.2)
Separation costs(2)(3)	$15.5	$2.9
Acquisition - amortization and other related charges(4)	$34.2	$35.9
Interest expense (income) and other, net(5)	$38.0	$—
Income tax expense	$69.2	$80.4
Depreciation and other amortization	$34.9	$38.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(6)	$20.0	$28.0
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(3) Amounts are allocated to the segments as a percentage of revenue as the costs or gain are not discrete to either segment.
(4) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(5) Mainly relates to the removal of interest expense and income included within the Interest expense (income) and other, net line within the Consolidated and Combined Statement of Operations.
(6) Adjusted EBITDA relating to Russia from April 2, 2022 to December 31, 2022, and April 3, 2021 to December 31, 2021 respectively.

2022 Compared to 2021

Gross profit increased $47.5 million during 2022 in comparison to 2021, primarily attributable to benefit from price increases and new product initiatives partially offset by inflation-related costs increases, approximately $44 million of unfavorable foreign currency impacts and, to a lesser extent, reduced sales volume due to the Russia and Ukraine conflict. Gross profit margin declined primarily due to dilution effect caused by customer inflation-related pricing and cost increases, which compressed the margin.

Selling, general and administrative expense increased primarily due to inflation-related cost increases and increased costs related to being an independent public company, partially offset by currency fluctuations.

During the year ended December 31, 2022, the Company recognized a Pension settlement gain of $9.1 million related to a completed buy-out of a foreign defined benefit plan by a third party plus the merger of two Company pension plans resulting in one plan benefiting from the surplus assets in the other plan. During the year ended December 31, 2021, the Company recognized a Pension settlement gain of $11.2 million when the trustees of a Company pension plan agreed to merge the plan with another Company pension plan and contribute the plan’s surplus assets.

The effective tax rate for 2022 and 2021 was 23.0% and 25.2%, respectively. This difference is primarily due to the tax impact of items related to the Separation from Enovis. In 2022, the effective tax rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to withholding taxes on dividends and permanent differences relating to foreign subsidiaries, partially offset by Company earnings outside the United States that are taxed at different rates than the U.S. federal statutory tax rate of 21.0%.

Net income from continuing operations decreased in 2022 compared to 2021, due to changes discussed above as well as the interest expense related to our new Term Facility and Revolving Facility offset by improved Gross profit. Net income margin from continuing operations decreased primarily due to the items discussed above.

Adjusted EBITDA, Core adjusted EBITDA and related margins increased primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

Business Segments

We formulate, develop, manufacture, and supply consumable products and equipment, including cutting, joining, and automated welding products, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields, and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations, and digitize their documentation. Products are sold into a wide range of end markets, including general industry, infrastructure, renewable energy, medical & life sciences, transportation, construction and energy.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Net sales	$1,128.3	$1,004.2
Gross profit	$357.7	$342.5
Gross profit margin	31.7%	34.1%
Selling, general and administrative expense	$228.0	$219.6
Adjusted EBITDA (non-GAAP)	$188.6	$159.6
Adjusted EBITDA margin (non-GAAP)	16.7%	15.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$11.4	$11.6
Acquisition - amortization and other related charges	$20.1	$18.5
Separation costs	$7.5	$1.2
Depreciation and other amortization	$13.4	$15.0

2022 Compared to 2021

Net sales in our Americas segment increased $124.1 million during 2022 compared to 2021. Net sales from existing business increased $127.3 million primarily due to inflation-related pricing increases. Gross profit increased primarily due to benefit from price increases partially offset by inflation-related cost increases, while gross profit margin decreased 240 basis points due to dilution effect caused by inflation-related pricing and cost increases. Selling, general and administrative expense increased mainly due to inflation-related cost increases and costs related to becoming a separately traded public company. Adjusted EBITDA, and related margins improved primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Net sales	$1,465.2	$1,423.9
Gross profit	$509.9	$495.5
Gross profit margin	34.8%	34.8%
Selling, general and administrative expense	$305.4	$293.2
Adjusted EBITDA (non-GAAP)	$248.2	$244.6
Adjusted EBITDA margin (non-GAAP)	16.9%	17.2%
Core adjusted EBITDA (non-GAAP)	$228.2	$216.6
Core adjusted EBITDA margin (non-GAAP)	17.0%	16.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$11.7	$7.4
Acquisition - amortization and other related charges	$14.1	$17.4
Separation costs	$8.1	$1.7
Depreciation and other amortization	$21.5	$23.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$20.0	$28.0

2022 Compared to 2021

Net sales increased for our EMEA & APAC segment by $41.3 million during 2022 compared to 2021. Net sales from existing business increased $126.9 million offset by $88.5 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases and, to a lesser extent, new product initiatives partially offset by reduced sales volumes due to the Russia and Ukraine conflict. Gross profit increased due primarily to benefit from price increases and restructuring benefits partially offset by inflation-related cost increases, and an unfavorable currency translation impact. Gross profit margin remained largely consistent compared to the same period in 2021. Selling, general and administrative expense increased over the same period primarily driven by inflation related costs. Adjusted EBITDA remained relatively consistent compared to 2021 while related margins declined primarily due to higher Gross profit being mostly offset by increased Selling, general and administrative expenses and unfavorable currency translations. Core adjusted EBITDA increased from $216.6 million to $228.2 million, and the related Core adjusted EBITDA margins expanded by 20 basis points from 16.8% to 17.0%.

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

On June 28, 2022, we amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million Term Loan A-3 Facility with a maturity date of April 3, 2025 to refinance our existing Term Loan A-2 Facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Loans”).
Also on June 28, 2022, we borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remains unchanged.

As of December 31, 2022, we were in compliance with the covenants under Credit Agreement. As of December 31, 2022, the weighted average interest rate of borrowings under the Credit Agreement was 4.54%, excluding accretion of deferred financing fees. Refer to Note 16, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to swap agreements.

As of end of the year, we had the capacity for additional indebtedness of up to $529 million available on the Revolving Facility. Additionally, we have the ability to incur $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to the Credit Facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months.

Cash Flows

As of December 31, 2022, we had $72.0 million of Cash and cash equivalents, an increase of $30.8 million from $41.2 million as of December 31, 2021. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)(1)
Net cash provided by operating activities	$214.4	$250.7
Purchases of property, plant and equipment	(40.2)	(35.6)
Proceeds from sale of property, plant and equipment	4.8	5.2
Acquisitions, net of cash received	(149.0)	(4.9)
Net cash used in investing activities	(184.4)	(35.3)
Proceeds from borrowings on term credit facility	1,000.0	—
Proceeds from borrowings on revolving credit facility and other	805.9	0.7
Repayments of borrowings on revolving credit facility and other	(585.5)	—
Payment of deferred financing fees and other	(4.7)	—
Payment of deferred consideration	(1.5)	—
Payment of dividends	(6.1)	—
Distributions to noncontrolling interest holders	(3.4)	(3.7)
Consideration to Former Parent in connection with the Separation	(1,200.0)	—
Transfers from (to) Former Parent, net	2.8	(218.5)
Net cash provided by (used in) financing activities	7.6	(221.5)
Effect of foreign exchange rates on Cash and cash equivalents	(6.7)	(1.9)
Increase (decrease) in Cash and cash equivalents	$30.8	$(8.0)
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Cash used in operating activities related to discontinued operations for the year ended December 31, 2022 was $23.1 million, which was mainly asbestos related. In prior years, these payments were made by our Former Parent and not reflected in our cash flow statements.

•Separation payments of $19.0 million for the year ended December 31, 2022 related to one-time non-recurring professional fees and employee costs incurred in the planning and execution of the Separation from Enovis.

•Restructuring initiatives of $22.7 million for the year ended December 31, 2022 and $15.4 million for the year ended December 31, 2021, which includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, and other cost in connection with the closure and optimization of facilities and product lines.

•Interest payments of $34.7 million for the year ended December 31, 2022 related to our Term Loans and Revolving Facility. Prior to the completion of the Separation on April 4, 2022 we financed our working capital requirements through cash flows from operating activities and arrangements with our Former Parent.
.
Cash flows used in investing activities during 2022 includes $149.0 million of cash used for two acquisitions. Refer to Note 5, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

Cash flows used in financing activities in 2022, primarily relates to the receipt of proceeds from the issuance of our debt of $1.8 billion of which $1.2 billion was paid to our Former Parent in connection with the Separation. Transfers from (to) Former Parent, net also significantly decreased compared to the prior period. The remaining change was primarily due to a $585.5 million repayment on the Revolving Facility. Cash Flows used in financing activities for 2021 primarily relates to our activity with the Former Parent.
During the year ended December 31, 2022, we paid two cash dividends of $0.05 per share or $3.0 million and $3.0 million, to our stockholders of record as of July 1, 2022 and September 30, 2022, respectively.
Our Cash and cash equivalents as of December 31, 2022 include $62.7 million held in jurisdictions outside the United States. Cash repatriation of non-U.S. cash into the United States may be subject to taxes, other local statutory restrictions, and minority owner distributions.
Contractual Obligations

Debt

As of December 31, 2022, the Company’s Term Loans and Revolving Facility had principal amounts outstanding of $997.6 million and $221.0 million, respectively. There are no required principal payments due on the Term Loan or Revolving Facility within 12 months. In addition to the outstanding principal on our debt, we are subject to contractual obligations and commitments to make future interest payments on the Term Loans and the Revolving Facility on various payment dates as provided in the Credit Agreement Amendment. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for expiration dates and maturity schedules on our outstanding debt obligations for the next five years.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles, and equipment. As of December 31, 2022, the Company had fixed lease payment obligations of $108.2 million, with $21.6 million payable within 12 months.

Purchase Obligations

As of December 31, 2022, the Company had other purchase obligations of $104.8 million, with $100.4 million payable within 12 months.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2022, which are estimated to be $5.2 million for the year ending December 31, 2023. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated and Combined Financial Statements at December 31, 2022 other than outstanding letters of credit of $31.5 million and unconditional purchase obligations with suppliers of $104.8 million.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on our results of operations and financial position. We evaluate our estimates and judgments on an ongoing basis. Our estimates are based upon our historical experience, our evaluation of business and macroeconomic trends and information from other outside sources, as appropriate. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could have a material impact on our results of operations and financial position.

We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes included elsewhere in this Form 10-K.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired associated with our business acquisitions. Indefinite-lived intangible assets consist of certain trade names.

We evaluate the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. The annual impairment test date elected by the Company is the first day of the fourth quarter. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. As of the annual impairment test date, the Company had three reporting units: Americas, EMEA & APAC and Gas Control Equipment (“GCE”).

In the evaluation of Goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If we determine that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the fair value is performed and compared to the carrying value of that reporting unit. In certain instances, we may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, Goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the carrying value over its fair value.

Generally, we measure fair value of reporting units based on a present value of future discounted cash flows. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted average cost of capital, revenue growth rates, long-term rate of growth and profitability of our business.

An evaluation of Goodwill for impairment was performed for the three reporting units for the years ended December 31, 2022 and 2021, which indicated no impairment existed.

For the year ended December 31, 2022 a qualitative assessment was performed for the three reporting units. The carrying amount of Goodwill of the Americas, EMEA & APAC and Gas Control Equipment reporting units as of December 31, 2022, were $585.8 million, $829.0 million, and $114.9 million respectively. For the year ended December 31, 2021 a quantitative annual impairment test of Goodwill was performed for the Gas Control Equipment reporting unit, while qualitative assessments were performed for the remaining two reporting units. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows due to lower revenue growth rates or lower margins compared to our projections, or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

In the evaluation of indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

A quantitative impairment test was performed for all the indefinite-lived trade name brands for the years ended December 31, 2022 and 2021, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2022, we have Goodwill of $1,529.8 million and indefinite lived trade names of $180.7 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes for further information.

Income Taxes

Prior to the Separation, our domestic and foreign operating results were included in the income tax returns of Enovis. We accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns. The accompanying Combined Balance Sheets for the year ended December 31, 2021 did not contain current income tax payable or other long-term income tax payable liabilities, with the exception of certain unrecognized tax benefits for which ESAB could have reasonably be considered to be the primary obligor. The amounts are deemed settled with Enovis when they were due and therefore were included in Parent’s equity.

We account for income taxes under ASC 740, Income Taxes (“ASC 740”) which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated and Combined Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income (“GILTI”) is accounted for as a current tax expense in the year the tax is incurred.
Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, we consider various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Income tax expense and are based on changes in facts and circumstances regarding realizability of deferred tax assets.
We must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. We establish a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce our income tax liability. We recognize interest and penalties related to unrecognized income tax benefits in Income tax expense in the Consolidated and Combined Statements of Operations.

Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $20.2 million and $37.7 million as of December 31, 2022 and 2021, respectively, and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated and Combined Balance Sheet.

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for transferring the goods or services.

We provide a variety of products and services to our customers. Most of our contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the stand-alone selling price of each identified performance obligation. A significant majority of our revenue relates to the shipment of off-the-shelf products that is recognized when control is transferred to the customer. On a limited basis, we have agreements with customers that have multiple performance obligations. In determining whether there are multiple performance obligations, we first assess the goods or services promised in the customer arrangement and then consider the guidance in ASC 606, Revenue from Contracts with Customers, to evaluate whether goods and services are capable of being distinct and are considered distinct within the customer arrangement.

To determine whether promised goods or services are separately identifiable (i.e., whether a promise to transfer a good or service is distinct in the context of the contract), we evaluate whether the contract is to deliver (1) multiple promised goods or services or (2) a combined item that comprises the individual goods or services promised in the contract. Substantially all revenue involving development and application engineering projects consists of a single performance obligation and is recognized at a point in time.

A majority of the revenue we recognize relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. For service contracts, we recognize revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided.

Any recognized revenues in excess of customer billings are recorded as a component of Trade receivables. Billings to customers in excess of recognized revenues are recorded as a component of Accrued liabilities. Each contract is evaluated individually to determine the net asset or net liability position. Substantially all of our revenue is recognized at a point in time, and revenue recognition and billing typically occur simultaneously.

The period of benefit for our incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, we apply the practical expedient available and expense costs to obtain a contract when incurred.

Trade receivables are presented net of an allowance for credit losses. We adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $23.5 million as of December 31, 2022 compared to $23.9 million as of December 31, 2021.

Asbestos Liabilities and Insurance Assets

Certain entities that became our subsidiaries in connection with the Separation are the legal obligor for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations from our Former Parent’s other legacy industrial businesses. As a result, we hold certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our, or our Former Parent’s, subsidiaries nor were the subsidiaries, producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined.

We expect such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

We have projected future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates, and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: (1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; (2) a review of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; (3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases and (4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item (2) above.

It is our policy to record a liability for asbestos-related liability costs for the longest period of time that we can reasonably estimate. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years.

Projecting future asbestos-related liability costs is subject to numerous variables that are difficult to predict, including, among others, the number of future claims that might be received, the type and severity of the disease alleged by each claimant, the latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in the claims, funds available in post-bankruptcy trusts, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, including fluctuations in the timing of court actions and rulings, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any projections with respect to these variables are subject to even greater uncertainty as the projection period lengthens. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in linear fashion but rather change over multiple year periods. Accordingly, we monitor these trend factors over time and periodically assess whether an alternative forecast period is appropriate. Taking these factors into account and the inherent uncertainties, we believe that we can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and have recorded that liability as our best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, we do not believe the reasonably possible loss or range of reasonably possible loss is estimable at the current time. Accordingly, no accrual has been recorded for any costs which may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred in connection with pursuing insurance coverage from these subsidiaries’ insurers are expensed as incurred.

We assessed these subsidiaries’ existing insurance arrangements and agreements, estimated the applicability of insurance coverage for existing and expected future claims, analyzed publicly available information bearing on the current creditworthiness and solvency of the various insurers, and employed such insurance allocation methodologies as we believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities. The analysis took into account self-insurance retentions, policy exclusions, pending litigation, liability caps and gaps in coverage, existing and potential insolvencies of insurers as well as how legal and defense costs will be covered under the insurance policies.

Each subsidiary has separate insurance coverage acquired prior to our ownership of each independent entity. In our evaluation of the insurance asset, we use differing insurance allocation methodologies for each subsidiary based upon the applicable law pertaining to the affected subsidiary.

Our analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies and collectability of claims tendered, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded which could materially affect our financial condition, results of operations or cash flow.

See Note 19, “Commitments and Contingencies” in the accompanying Notes for additional information regarding our asbestos liabilities and insurance assets.

Corporate Allocations

Prior to the Separation, we operated as part of Enovis Corporation and not as a stand-alone company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying financial statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us. Refer to Note 21, “Related Party Transactions” in the accompanying Notes for a description of our corporate allocations and related-party transactions.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3, “Recently Issued Accounting Pronouncements” in the accompanying Notes included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

We entered into certain credit facilities pursuant to the terms of a credit agreement on April 4, 2022. Please refer to Note 15, “Debt” in our Notes included in this Form 10-K for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the year ended December 31, 2022 would have increased interest expense by approximately $6.2 million. In order to mitigate our interest risk, in July 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 16 “Derivatives” in our Notes included in this Form 10-K for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2022, approximately 78% of our sales were derived from operations outside the U.S. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. Dollar as of December 31, 2022, would result in a reduction in Equity of approximately $151 million. During 2022 we entered into two fixed-to-fixed cross-currency swaps which will provide a hedge to a portion of our European net asset position. See Note 16 “Derivatives” in our Notes included in this Form 10-K for additional information.

We also face exchange rate risk from transactions from intercompany transactions between affiliates. Although we use the U.S. Dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world, and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. Dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar. Similarly, tax costs may increase or decrease as local currencies strengthen or weaken against the U.S. Dollar.

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers.

See Note 16, “Derivatives” in the accompanying Notes to Consolidated and Combined Financial Statements included in this 10-K for additional information regarding our derivative instruments.

Item 8. Financial Statements and Supplementary data

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Consolidated and Combined Financial Statements (Ernst & Young LLP, Baltimore, MD, Auditor Firm ID:42)	55
Consolidated and Combined Statements of Operations	57
Consolidated and Combined Statements of Comprehensive (Loss) Income	58
Consolidated and Combined Balance Sheets	59
Consolidated and Combined Statements of Equity	60
Consolidated and Combined Statements of Cash Flows	61
Notes to Consolidated and Combined Financial Statements	62
Note 1. Organization and Basis of Presentation	62
Note 2. Summary of Significant Accounting Policies	64
Note 3. Recently Issued Accounting Pronouncements	70
Note 4. Discontinued Operations	70
Note 5. Acquisitions	70
Note 6. Revenue	71
Note 7. Earnings per Share from Continuing Operations	72
Note 8. Income Taxes	72
Note 9. Goodwill and Intangible Assets	76
Note 10. Property, Plant and Equipment, Net	77
Note 11. Inventories, Net	77
Note 12. Leases	78
Note 13. Accrued and Other Liabilities	78
Note 14. Benefit Plans	80
Note 15. Debt	87
Note 16. Derivatives	89
Note 17. Fair Value Measurements	91
Note 18. Equity	94
Note 19. Commitments and Contingencies	97
Note 20. Segment Information	99
Note 21. Related Party Transactions	101
Note 22. Subsequent Events	102

Report of Independent Registered Public Accounting Firm
Consolidated and Combined Financial Statements

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of ESAB Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos Liability
Description of the Matter
At December 31, 2022, the Company’s asbestos liability balance was $260.7 million. As discussed in Note 19 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.

Auditing the asbestos liability was complex and highly judgmental due to the significant estimation of numerous variables required in determining the asbestos obligation. In particular, the estimates were sensitive to significant assumptions such as the period of time over which claims activity can be reasonably predicted, the number of future asbestos-related claims that may be received, the type and severity of disease alleged by each claimant, dismissal rates, the latency period associated with asbestos exposure, and settlement values. These assumptions have a significant effect on the asbestos liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the asbestos liability, including controls related to estimates of expected future claims and other key assumptions underlying the calculation of the obligation. We also tested management’s controls over the completeness and accuracy of the data used in the calculation.

To audit the asbestos liability recorded by management, we performed procedures that included, among others, evaluating the methodology applied and the significant assumptions used in the Company’s calculation. For example, we assessed management’s assumptions for the nature and rate of future claims, claims disposition and settlement patterns by comparing these assumptions to the Company’s historical experience and industry data. We considered the Company’s historical data and industry data in evaluating the adequacy of the Company’s projections. We developed, with the assistance of an internal actuarial specialist, an independent range of estimated asbestos liability. We tested the completeness and accuracy of the claims data used by management. We also performed analyses to determine the sensitivity of changes in certain assumptions, such as the period over which claims can be estimated, to the calculated liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Baltimore, Maryland
March 7, 2023

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2022	2021	2020

Net sales	$2,593,480	$2,428,115	$1,950,069
Cost of sales	1,707,950	1,590,132	1,267,604
Gross profit	885,530	837,983	682,465
Selling, general and administrative expense	533,369	512,815	458,706
Restructuring and other related charges	23,096	18,954	21,633
Operating income	329,065	306,214	202,126
Pension settlement gain	(9,136)	(11,208)	—
Interest expense (income) and other, net	37,950	(1,666)	(3,713)
Income from continuing operations before income taxes	300,251	319,088	205,839
Income tax expense	69,170	80,409	45,971
Net income from continuing operations	231,081	238,679	159,868
Loss from discontinued operations, net of taxes	(3,068)	—	—
Net income	228,013	238,679	159,868
Less: Income attributable to noncontrolling interest, net of taxes	4,266	3,569	2,454
Net income attributable to ESAB Corporation	$223,747	$235,110	$157,414
Earnings (loss) per share - basic
Income from continuing operations	$3.75	$3.92	$2.62
Loss on discontinued operations	$(0.05)	$—	$—
Net income per share	$3.70	$3.92	$2.62
Earnings (loss) per share - diluted
Income from continuing operations	$3.74	$3.92	$2.62
Loss on discontinued operations	$(0.05)	$—	$—
Net income per share - diluted	$3.69	$3.92	$2.62

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands

	Year Ended December 31,
	2022	2021	2020
Net income	$228,013	$238,679	$159,868
Other comprehensive (loss) income:
Foreign currency translation, net of tax (benefit) expense of $(2,930), $740 and $(1,598)	(175,719)	(72,398)	30,903
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax expense of $3,240	11,102	—	—
Defined benefit pension and other post-retirement plan activity, net of tax benefit of $1,840, $1,192 and $367	6,192	6,657	(3,725)
Other comprehensive (loss) income	(158,425)	(65,741)	27,178
Comprehensive income	69,588	172,938	187,046
Less: comprehensive income attributable to noncontrolling interest	678	2,513	2,307
Comprehensive income attributable to ESAB Corporation	$68,910	$170,425	$184,739

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
Dollars in thousands, except share and per share amounts

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,024	$41,209
Trade receivables, less allowance for credit losses of $23,471 and $23,912	374,329	383,496
Inventories, net	416,829	420,062
Prepaid expenses	56,637	51,949
Other current assets	68,851	67,357
Total current assets	988,670	964,073
Property, plant and equipment, net	284,226	286,278
Goodwill	1,529,767	1,532,993
Intangible assets, net	517,167	521,434
Lease asset - right of use	92,033	107,944
Other assets	342,152	48,540
Total assets	$3,754,015	$3,461,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$316,265	$345,480
Accrued liabilities	285,310	251,109
Total current liabilities	601,575	596,589
Long-term debt	1,218,643	—
Other liabilities	545,339	362,945
Total liabilities	2,365,557	959,534
Equity:
Common stock - $0.001 par value - Authorized 600,000,000; 60,094,725 and 100 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	60	—
Additional paid-in capital	1,865,904	—
Retained earnings	159,231	—
Former Parent's investment	—	2,921,623
Accumulated other comprehensive loss	(674,988)	(460,888)
Total ESAB Corporation equity	1,350,207	2,460,735
Noncontrolling interest	38,251	40,993
Total equity	1,388,458	2,501,728
Total liabilities and equity	$3,754,015	$3,461,262

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2020	—	$—	$—	$—	$3,058,666	$(423,528)	$46,065	$2,681,203
Cumulative effect of accounting change	—	—	—	—	(3,716)	—	(18)	(3,734)
Net income	—	—	—	—	157,414	—	2,454	159,868
Distributions to noncontrolling owners	—	—	—	—	—	—	(4,297)	(4,297)
Other comprehensive income (loss), net of tax benefit of $1,965	—	—	—	—	—	27,325	(147)	27,178
Former Parent Common stock-based award activity	—	—	—	—	6,436	—	—	6,436
Transfers to Former Parent, net	—	—	—	—	(319,969)	—	(1,918)	(321,887)
Balance at December 31, 2020	—	$—	$—	$—	$2,898,831	$(396,203)	$42,139	$2,544,767
Net income	—	—	—	—	235,110	—	3,569	238,679
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,713)	(3,713)
Other comprehensive loss, net of tax benefit of $452	—	—	—	—	—	(64,685)	(1,056)	(65,741)
Former Parent Common stock-based award activity	—	—	—	—	6,267	—	—	6,267
Transfers to Former Parent, net	—	—	—	—	(218,585)	—	54	(218,531)
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	168,310	55,437	—	4,266	228,013
Dividends declared ($0.15 per share)	—	—	—	(9,079)	—	—	—	(9,079)
Former Parent Common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Net Transfers from Former Parent, including Separation Adjustments	—	—	4,346	—	70,643	(59,263)	—	15,726
Net consideration paid to Former Parent, in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,420)	(3,420)
Other comprehensive loss, net of tax benefit of $1,530	—	—	—	—	—	(154,837)	(3,588)	(158,425)
Common stock-based award activity	60,414	—	12,187	—	—	—	—	12,187
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$—	$(674,988)	$38,251	$1,388,458

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income	$228,013	$238,679	$159,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	65,978	75,899	76,644
Loss (gain) on sale of property, plant and equipment	239	(447)	(3,370)
Pension settlement gain	(9,136)	(11,208)	—
Stock-based compensation expense	12,964	6,267	6,436
Deferred income tax	(20,199)	(8,644)	(14,031)
Non-cash interest expense	1,972	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(8,142)	(67,850)	27,734
Inventories, net	(10,066)	(117,350)	34,839
Accounts payable	(28,794)	114,502	7,056
Other operating assets and liabilities	(18,471)	20,889	14,005
Net cash provided by operating activities	214,358	250,737	309,181
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,243)	(35,584)	(40,138)
Proceeds from sale of property, plant and equipment	4,849	5,204	5,565
Acquisitions, net of cash received	(149,029)	(4,885)	—
Net cash used in investing activities	(184,423)	(35,265)	(34,573)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	1,000,000	—	—
Proceeds from borrowings on revolving credit facility and other	805,881	673	—
Repayments of borrowings on revolving credit facility and other	(585,491)	—	(190)
Payment of deferred financing fees and other	(4,706)	—	—
Payment of deferred consideration	(1,500)	—	(49)
Payment of dividends	(6,054)	—	—
Distributions to noncontrolling interest holders	(3,420)	(3,713)	(4,297)
Consideration to Former Parent in connection with the Separation	(1,200,000)	—	—
Transfers from (to) Former Parent, net	2,847	(218,531)	(321,887)
Net cash provided by (used in) financing activities	7,557	(221,571)	(326,423)
Effect of foreign exchange rates on Cash and cash equivalents	(6,677)	(1,901)	(3,810)
Increase (decrease) in Cash and cash equivalents	30,815	(8,000)	(55,625)
Cash and cash equivalents, beginning of period	41,209	49,209	104,834
Cash and cash equivalents, end of period	$72,024	$41,209	$49,209

Supplemental disclosures:
Interest payments, net	$34,678	$—	$—
Income tax payments, net	$85,659	$—	$—

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a world leader in connected fabrication technology and gas control solutions. ESAB provides its partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s rich history of innovative products and workflow solutions and its business system (EBX) allows the Company to realize its purpose of Shaping the world it imagines. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. Historically, these businesses had operated as part of Enovis Corporation’s (“Former Parent” or “Enovis”) Fabrication Technologies reportable segment.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter.

Separation from Enovis

On January 31, 2022, all remaining legal entities which were part of the Fabrication Technology segment of the Former Parent along with certain entities that were part of the Corporate segment of the Former Parent became subsidiaries of ESAB through a legal entity restructuring. This reorganization resulted in the inclusion of the following entities and pension plans in ESAB for the three months ending April 1, 2022:

•Certain operating entities that form the historical Fabrication Technology business.

•Certain entities which historically have been a part of the Former Parent’s Corporate reportable segment, including components of the Former Parent’s legal human resources, tax and other finance functions that served the entirety of the Former Parent.

•Certain entities relating to the Former Parent’s previously divested Fluid Handling businesses which hold certain asbestos assets, liabilities, costs and insurance recoveries related to the asbestos obligations of these legacy industrial businesses. Refer to Note 4, “Discontinued Operations” and Note 19, “Commitments and Contingencies” for additional information.

•Certain pension plan assets and liabilities due to transfer of sponsorship of two U.S. defined benefit plans and a U.S. other post-retirement benefit plan from the Former Parent to ESAB as of March 21, 2022. Refer to Note 14, “Benefit Plans” for additional information on the benefit plans transferred to ESAB.

With the exception of the operating entities that form the historical Fabrication Technology business, the other contributions from the Former Parent were not previously included in the Company’s 2019 to 2021 historical carve-out financial statements. These historical carve-out financial statements in ESAB’s Registration Statement on Form 10-12B/A filed with the SEC on March 17, 2022 (the “Form 10”), were presented on a combined basis. Such basis of accounting differences before and after the legal entity contributions may impact the comparability between periods in these Consolidated and Combined Financial Statements.

ESAB Corporation, which was incorporated on May 19, 2021, became the new ultimate parent company for the Former Parent’s Fabrication Technology business and certain other corporate entities during the three months ended April 1, 2022.

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities as described above, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of the Company’s outstanding common stock.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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

In conjunction with the Separation on April 4, 2022, the Company entered into a credit agreement (the “Credit Agreement”). The Company drew down $1.2 billion under the Credit Agreement and used these proceeds to make payments to Enovis of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation. To manage pre-existing currency rate exposures and interest risks arising from these credit facilities, during the third quarter, the Company entered into interest rate swap agreements and cross currency swap agreements, refer to Note 15, “Debt” and Note 16, “Derivatives” for additional information.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2022, Russia represented approximately 6% of the Company’s total revenue, and approximately $20 million in Net Income, respectively. Russia also has approximately 5% of the Company’s total net assets excluding any goodwill allocation as of December 31, 2022. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of in the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $90 million as of December 31, 2022, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Enovis during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 21, “Related Party Transactions.”

Following the Separation, the consolidated financial statements include ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of December 31, 2022 consists of the consolidated balances of ESAB, while the Combined Balance Sheet as of December 31, 2021 consists of the combined balances of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Statement of Operations and Statement of Comprehensive (Loss) Income for the year ended December 31, 2022 consists of the consolidated results of ESAB for the nine months ended December 31, 2022 and the combined results of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Statement of Operations and Statement of Comprehensive (Loss) Income for the years ended December 31, 2021 and 2020 consist of the combined results of the former Fabrication Technology business of Enovis.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
•The Consolidated and Combined Statement of Changes in Equity for the year December 31, 2022 consists of the consolidated activities of ESAB for the nine months ended December 31, 2022 and the combined activity of the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Statements of Changes in Equity for the year ended December 31, 2021 and 2020 consist of the combined activity of the former Fabrication Technology business of Enovis.

•The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2022 consists of the consolidated activities of ESAB for the nine months ended December 31, 2022 and the combined activity of ESAB and the former Fabrication Technology business of Enovis and the certain entities discussed in the “Separation from Enovis” section above for the three months ended April 1, 2022. The Combined Statement of Cash Flows for the years ended December 31, 2021 and 2020 consist of the combined activity of the former Fabrication Technology business of Enovis.

The Consolidated and Combined Financial Statements of ESAB for the years ended December 31, 2020 and 2021 and the three months ended April 1, 2022 may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.

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
Former Parent’s Investment, which included retained earnings, represented Enovis’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Transfers to Former Parent, net” and in the accompanying Consolidated and Combined Balance Sheets within “Former Parent’s investment”.
The Consolidated and Combined Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company makes certain estimates and assumptions in preparing its Consolidated and Combined Financial Statements in accordance with U.S. generally accepted accounting principles, or “GAAP”. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

These Consolidated and Combined Financial Statements included in this annual report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with GAAP, for the preparation of the Consolidated and Combined Financial Statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated and Combined Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Consolidated and Combined Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
All significant intercompany accounts and transactions have been eliminated.

Equity Method Investments

Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are reviewed periodically for indications of other-than-temporary impairment, including, but not limited to, significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees. If the decline in fair value is considered to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods or services.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods or services to a customer. For contracts that include multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the stand-alone selling price of each identified performance obligation. A significant majority of our revenue relates to the shipment of off-the-shelf products that is recognized when control is transferred to the customer. On a limited basis, we have agreements with customers that have multiple performance obligations. In determining whether there are multiple performance obligations, we first assess the goods or services promised in the customer arrangement and then consider the guidance in ASC 606, Revenue from Contracts with Customers, to evaluate whether goods and services are capable of being distinct and are considered distinct within the customer arrangement. To determine whether promised goods or services are separately identifiable (i.e., whether a promise to transfer a good or service is distinct in the context of the contract), we evaluate whether the contract is to deliver (1) multiple promised goods or services or (2) a combined item that comprises the individual goods or services promised in the contract. Substantially all revenue involving development and application engineering projects consists of a single performance obligation and is recognized at a point in time.

As mentioned above, a majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. Revenue recognition and billing typically occur simultaneously for contracts recognized at a point in time. Therefore, we do not have material revenues in excess of customer billings or billings to customers in excess of recognized revenues. Refer to Note 13, “Accrued and Other Liabilities” for additional information on the Company’s contract liability balances.

For service contracts, the Company recognizes revenue ratably over the period of performance as the customer simultaneously receives and consumes the benefits of the services provided. The Company applies the available practical expedient involving the existence of a significant financing component. As the Company generally does not receive payments greater than one year in advance or arrears of revenue recognition, the Company does not consider any arrangements to include financing components.

The period of benefit for the Company’s incremental costs of obtaining a contract generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis within Net sales in the Consolidated and Combined Statements of Operations and are recorded as a component of Accrued liabilities in the Consolidated and Combined Balance Sheets until remitted to the respective taxing authority.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Research and Development Expense

Research and development costs of $36.0 million, $39.7 million and $34.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Cash and Cash Equivalents

Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less.

Trade Receivables

Trade receivables are presented net of an allowance for credit losses. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Estimated credit losses are reviewed periodically.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing activities are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined using the last-in, first-out method (“LIFO”). The value of inventory stated on a LIFO basis as of December 31, 2022 and 2021 was $131.1 million and $142.4 million, respectively. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Cost of other inventories is determined by costing methods that approximate a first-in, first-out basis.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $40.1 million and $37.9 million as of December 31, 2022 and 2021, respectively.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company.

The Company evaluates the recoverability of Goodwill and indefinite-lived intangible assets annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. The annual impairment test date elected by the Company is the first day of its fourth quarter. Goodwill and indefinite-lived intangible assets are considered to be impaired when the carrying value of a reporting unit or asset exceeds its fair value. As of the annual impairment test date, the Company had three reporting units: Americas, EMEA & APAC and Gas Control Equipment (“GCE”).

In the evaluation of goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting unit’s fair value is performed and compared to the carrying value of that reporting unit. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
When a quantitative impairment test is needed, the Company measures fair value of reporting units based on a present value of future discounted cash flows. The discounted cash flow models indicate the fair value of the reporting units based on the present value of the cash flows that the reporting units are expected to generate in the future. Significant estimates in the discounted cash flow models include the weighted-average cost of capital, net sales and profitability of our business.

For the year ended December 31, 2022 a qualitative Goodwill impairment assessment was performed for the three reporting units. For the year ended December 31, 2021 a quantitative annual impairment test of Goodwill was performed for the GCE reporting unit while qualitative assessments were performed for the remaining two reporting units. A quantitative annual impairment test of Goodwill for each of the Company’s three reporting units was performed for the year ended December 31, 2020. All of the above tests indicated no impairment existed. Therefore, no impairment charges were recorded for the three years ended December 31, 2022. No material events that would represent impairment indicators have occurred subsequent to the performance of the 2022 annual impairment test.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a fair value calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. At the impairment testing date, the first day of the fourth quarter, quantitative impairment tests were performed for all the indefinite-lived trade name brands for the years ended December 31, 2022, 2021 and 2020, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Definite-lived intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. The Company uses accelerated and straight-line methods of amortization with lives ranging from ten to thirty years.

The Company assesses its long-lived assets and definite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. Assets held for sale are reported at the lower of the carrying amounts or fair value less cost to sell. The Company determines fair value using the discounted cash flow method or other accepted valuation techniques. The Company determined that no impairment indicators were evident during the years ended December 31, 2022, 2021 and 2020.

Derivatives

The Company uses derivative instruments to manage exposures to interest rates and net investment exposures. The Company does not enter into derivatives for trading or speculative purposes.

All derivatives are recognized at fair value on the Company’s Consolidated and Combined Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded in the Company’s Consolidated and Combined Balance Sheet depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Certain cross-currency swap agreements are designated and qualify as a net investment hedge, the changes in the fair value of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Offsetting amounts are recorded in the Company’s Consolidated and Combined Balance Sheet depending on the position and the duration of the contract.

The Company has certain foreign currency contracts which are not designated as hedges. These derivatives are held as offsets to certain balance sheet exposures. The gains or losses on these contracts are recognized in Interest expense (income) and other, net, in the Company’s Consolidated and Combined Statement of Operations.

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated and Combined Statements of Operations. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.

Income Taxes

Prior to the Separation, the Company’s domestic and foreign operating results were included in the income tax returns of Enovis. The Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns. The accompanying Combined Balance Sheets for the year ended December 31, 2021 did not contain current income tax payable or other long-term income tax payable liabilities, with the exception of certain unrecognized tax benefits for which ESAB could have reasonably be considered to be the primary obligor. The amounts are deemed settled with Enovis when they were due and therefore were included in Parent’s equity.

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”) which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated and Combined Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income (“GILTI”) is accounted for as a current tax expense in the year the tax is incurred.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through Income tax expense and are based on changes in facts and circumstances regarding realizability of deferred tax assets.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in Income tax expense in the Consolidated and Combined Statements of Operations.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Interest expense (income) and Other, Net

Interest expense (income) and other, net is comprised of interest-bearing deposits of certain foreign subsidiaries, interest costs for the Company’s debt, amortization of debt issuance costs and interest income or expense of derivatives designated in hedging relationships.

In addition, it is comprised of other non-operating income items, including certain pension-related activities, foreign exchange exposure on cash and intercompany positions and interest income or expense on foreign currency contracts not designated in hedging relationships. See “Foreign Currency Exchange Gains and Losses” policy below for additional information.

Foreign Currency Exchange Gains and Losses

The Company’s financial statements are presented in U.S. dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. The amounts recorded in each year in Foreign currency translation are net of income taxes to the extent the unrealized foreign exchange is taxed currently or the underlying equity balances in the entities are not deemed to be permanently reinvested. Revenues and expenses are translated at average rates of exchange in effect during the year.

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated and Combined Balance Sheets are recognized in Selling, general and administrative expense or Interest expense (income) and other, net in the Consolidated and Combined Statements of Operations for that period.

The following table summarizes the Company’s net foreign transaction gains and losses included within the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)(1)
Selling, general and administrative expense	$2,597	$2,195	$788
Interest (income) expense and other, net	109	191	313
Foreign currency transaction loss (gain), net	$2,706	$2,386	$1,101
(1) This table excludes the impact of the foreign exchange loss due to the remeasurement of the Company’s Argentinian operations, as described in the “Argentina Currency” paragraph below.
Argentina Currency

Argentina is deemed to have a highly inflationary economy, resulting in the remeasurement of the company’s Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are recorded in the Company’s Consolidated and Combined Statements of Operations each year. For the year ended December 31, 2022 the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign exchange loss to Cost of sales of $6.6 million, Selling, general and administrative expense of $3.3 million and Interest (income) expense and other, net of $2.4 million. The impact to the Company’s Combined Statements of Operations for the years ended December 31, 2021 and 2020 were not material.

Debt Issuance Costs

Costs directly related to the placement of debt are capitalized and amortized to Interest expense primarily using the straight-line method over the term of the related obligation. See Note 15, “Debt” for additional discussion regarding the Company’s borrowing arrangements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Use of Estimates

The Company makes certain estimates and assumptions in preparing its Consolidated and Combined Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses for the period presented. Actual results may differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations, including certain items within the Consolidated and Combined Statements of Comprehensive Income.

3. Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting pronouncements on the Company’s Consolidated and Combined financial statements as well as material updates to previous assessments. There were no new material accounting standards issued or adopted in the year of 2022 that impacted the Company.

4. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The entities that hold these assets and liabilities became subsidiaries of the Company during the year ended December 31, 2022 in connection with the Separation. These assets and liabilities were not included in the Company’s historical Combined Financial Statements for 2021 or 2020 as the Company did not have legal title to these assets, nor was the Company the legal obligor of these liabilities. The 2022 amounts reflect income, expenses, assets and liabilities historically recorded within the Former Parent’s divested businesses that were not part of Former Parent’s Fabrication Technology segment. Refer to “Note 1, Organization and Basis of Presentation” for additional information.

The Company has classified asbestos-related activity included in its Consolidated and Combined Statements of Operations, as part of Loss from discontinued operations, net of taxes.

Loss from discontinued operations, net of taxes consists of Selling, general and administrative expenses of $7.5 million net of a tax benefit of $4.4 million. See Note 19, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the year ended December 31, 2022 was $23.1 million.

5. Acquisitions

On October 14, 2022, the Company completed the acquisition of Ohio Medical, LLC, a U.S. based global leader in oxygen regulators and central gas systems, for $127 million, net of cash received. In connection with the acquisition, the Company expects to realize an additional cash tax benefit with a net present value of approximately $15 million. This acquisition expands the Company’s presence in industrial specialty gas applications and products and broadens the Company’s U.S. presence.

On October 31, 2022, the Company completed the acquisition of Swift Cut Automation Limited, for $22 million, net of cash received. Swift-Cut is a provider of light industrial cutting systems and combined with ESAB provides a market-leading automated cutting portfolio.

Acquisitions consummated during the year ended December 31, 2022 are accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed reported on the Consolidated Balance Sheets represent the Company’s best estimate. These amounts are based upon certain valuations and studies that have yet to be finalized and are subject to adjustment once the detailed analyses are completed within twelve months from the respective acquisition dates.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
6. Revenue

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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Equipment	$740,824	$758,267	$607,504
Consumables	1,852,656	1,669,848	1,342,565
Total	$2,593,480	$2,428,115	$1,950,069

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2022 is immaterial.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2022, 2021 and 2020, total contract liabilities were $25.9 million, $22.3 million and $21.6 million, respectively, and are included in Accrued liabilities on the Consolidated and Combined Balance Sheets. During the years ended December 31, 2022 and 2021, substantially all amounts included in the contract liability balance at the beginning of the respective year were recognized as revenue in the following year.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Combined Balance Sheets is as follows:

	Year Ended December 31, 2022
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,912	$4,526	$(4,978)	$11	$23,471

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
7. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations - basic:
Income from continuing operations attributable to ESAB Corporation(1)	$226,815	$235,110	$157,414
Less: distributed and undistributed earnings allocated to nonvested shares	(1,600)	—	—
Income from continuing operations attributable to common stockholders	$225,215	$235,110	$157,414
Weighted-average shares of Common stock outstanding – basic(2)	60,054,930	60,034,311	60,034,311
Income per share from continuing operations – basic	$3.75	$3.92	$2.62

Computation of earnings (loss) per share from continuing operations - diluted:
Income from continuing operations attributable to common stockholders	$225,215	$235,110	$157,414
Weighted-average shares of Common stock outstanding – basic(2)	60,054,930	60,034,311	60,034,311
Net effect of potentially dilutive securities(3)	98,129	—	—
Weighted-average shares of Common stock outstanding – dilution	60,153,059	60,034,311	60,034,311
Net income per share from continuing operations – diluted	$3.74	$3.92	$2.62
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $4.3 million, $3.6 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020 respectively.
(2) The total number of shares outstanding on April 4, 2022 was 60,034,311 which is being utilized for the calculation of both basic and diluted earnings per share for the years ended December 31, 2021 and December 31, 2020 as no ESAB common stock equivalents were outstanding prior to the Separation.
(3) Potentially dilutive securities include stock options, performance-based restricted stock units and non performance-based restricted stock units.

8. Income Taxes

Separation from Enovis

Prior to the Separation, our operating results were included in the Former Parent’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, our combined financial statements reflect Income tax expense and deferred tax balances as if we had filed tax returns on a standalone basis separate from the Former Parent. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. For periods prior to the Separation, our pretax operating results include any transactions with the Former Parent as if it were an unrelated party.

In connection with the Separation, we entered into agreements with the Former Parent, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” and “unitary state” filings prior to the Separation. “Joint” filings are returns, such as the U.S. federal return, that include operations from both Former Parent legal entities and the Company. By contrast, “separate” filings are tax returns (primarily U.S. state returns and non-U.S. returns) that exclusively include either the Former Parent’s or the Company’s operations. “Unitary state” filings are state tax returns which may include legal entities of both the Company and the Former Parent. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified the Former Parent against all income tax liabilities involving “separate” and “unitary state” filings for periods prior to the Separation, except to the extent a unitary state filing includes a legal entity of the Former Parent and the adjustment relates to that legal entity. The Company is also liable for fifty percent of all cash taxes paid as a result of any adjustment or redetermination or otherwise in connection with any tax contest relating to any joint return.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
In connection with the Separation, the Company was required to enter into a transfer agreement under Section 965(h) and to become the primary obligor of the remaining installment payments associated with the Section 965 liability. The Former Parent is obligated under the Tax Matters Agreement for fifty percent of the installment obligation. Under the Separation Agreement, the Company is responsible for any tax indemnity related to the discontinued operations by the Former Parent.

Income from continuing operations before income taxes and Income tax expense consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$(19,234)	$10,140	$14,505
Foreign operations	319,485	308,948	191,334
	$300,251	$319,088	$205,839
Income tax expense:
Current:
Federal	$8,928	$18,477	$9,262
State	2,451	1,797	921
Foreign	77,728	68,779	49,819
	89,107	89,053	60,002
Deferred:
Federal	(7,501)	(12,700)	(8,698)
State	358	161	(677)
Foreign	(12,794)	3,895	(4,656)
	(19,937)	(8,644)	(14,031)
	$69,170	$80,409	$45,971

The Company’s Income tax expense differs from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Taxes calculated at the U.S. federal statutory rate	$63,053	$67,008	$42,820
State taxes	2,809	1,933	245
Effect of tax rates on international operations	(9,010)	(8,879)	(572)
Changes in tax reserves	(350)	2,734	1,346
Non-taxable dividends	—	(46)	(2,675)
Research and development tax credits	(542)	(587)	(1,351)
Effect of U.S. taxation on international operations	310	(313)	(1,634)
Permanent differences, net	7,209	483	1,284
Provision to return	(7,055)	(7,415)	1,053
Withholding taxes	12,133	9,567	6,108
Capital gain	(3,655)	12,371	—
Valuation Allowance	4,503	3,737
Other	(235)	(184)	(653)
Income tax expense	$69,170	$80,409	$45,971

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company’s effective tax rate for each of 2022, 2021, and 2020 differs from the U.S. Federal statutory rate of 21% due to withholding taxes and permanent differences relating to foreign subsidiaries, partially offset by the favorable impact from the Company’s earnings outside the U.S. taxed at different rates than the U.S. federal statutory rate.

Prior to the Separation, a portion of the Company’s income tax payable or receivable computed under the separate return method is adjusted to equity as it does not represent a liability or asset with the relevant taxing authorities since the Company activity for this period will be included as part of the Former Parent’s tax return, primarily the U.S. Federal Income Tax return, filed with taxing authorities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated and Combined Balance Sheets. The temporary differences that gave rise to the significant components of deferred tax assets and liabilities are presented below:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$5,761	$4,430
Expenses currently not deductible	36,320	29,245
Net operating loss carryforward	111,497	22,374
Tax credit carryforward	10,320	—
Depreciation and amortization	9,124	16,450
Inventory	5,685	138
Other	36,873	24,648
Valuation allowance	(88,202)	(15,465)
Deferred tax assets, net	$127,378	$81,820
Deferred tax liabilities:
Depreciation and amortization	$(121,858)	$(135,726)
Outside basis differences and other	(102,336)	(108,542)
Total deferred tax liabilities	$(224,194)	$(244,268)
Total deferred tax liabilities, net	$(96,816)	$(162,448)

Deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated and Combined Balance Sheets on a net jurisdictional basis as follows:

	December 31,
	2022	2021
	(In thousands)
Other assets	$42,860	$9,357
Other liabilities	(139,676)	(171,805)
Deferred tax liability, net	$(96,816)	$(162,448)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2022, the valuation allowance increased from $15.5 million to $88.2 million with a net increase of $4.5 million recognized as an increase to Income tax expense, and a $0.6 million decrease related to changes in foreign currency rates. The increase in net operating loss carryforward, tax credit carryforward and valuation allowances was primary due to transfer from the Former Parent. In determining how much of the relevant deferred tax asset could be realized on a more likely than not basis, consideration was given to tax planning strategies and, when applicable, future taxable income.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company has U.S. Federal net operating loss carryforwards of $18.1 million as of December 31, 2022 expiring in years 2028 through 2036. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. At December 31, 2022 the Company also has $424.3 million foreign net operating loss carryforwards primarily in the United Kingdom, Germany, the Netherlands and Sweden that may be subject to local tax restrictive limitations including as a result of changes in ownership. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

For the year ended December 31, 2022, the Company has changed its indefinite reinvestment assertion on $57.5 million of the undistributed earnings of the Company’s foreign subsidiaries. The remaining earnings continue to be indefinitely reinvested outside the United States. The Company has assessed a total deferred tax liability of $4.5 million as of December 31, 2022 on such earnings that have not been indefinitely reinvested. This is an increase of $4.5 million as compared to the deferred tax liability as of December 31, 2021. The Company has made no provision for U.S. income taxes or additional non-U.S. taxes on certain undistributed earnings of non-U.S. subsidiaries. These earnings could become subject to additional tax if the Company were to dividend those earnings or sell the Company's interest in the non-U.S. subsidiary. The Company cannot practically determine the amount of additional taxes that might be payable on those earnings. During the first quarter of 2023, the Company began to evaluate opportunities for repatriation of certain foreign earnings and will record a withholding tax charge accordingly during 2023 of approximately $11 million.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). This liability for such uncertain tax positions includes the amount of benefit included in (i) its previously filed income tax returns and (ii) its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated and Combined Financial Statements. The Company’s total unrecognized tax benefits were $20.2 million, $37.7 million and $35.2 million as of December 31, 2022, 2021 and 2020, respectively, inclusive of $5.6 million, $6.2 million and $5.2 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense, which was a benefit of $0.7 million, expense of $0.9 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (inclusive of associated interest and penalties):

(In thousands)
Balance, January 1, 2020	$34,014
Addition for tax positions taken in prior periods	2,785
Addition for tax positions taken in the current period	569
Reductions resulting from a lapse of applicable statute of limitations	(1,827)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(340)
Balance, December 31, 2020	35,201
Addition for tax positions taken in prior periods	738
Addition for tax positions taken in the current period	2,987
Reductions related to settlements with taxing authorities	(425)
Reductions resulting from a lapse of applicable statute of limitations	(565)
Other, including the impact of foreign currency translation and U.S. tax rate changes	(255)
Balance, December 31, 2021	37,681
Addition for tax positions taken in prior periods	1,971
Addition for tax positions taken in the current period	1,171
Reductions related to settlements with taxing authorities	(922)
Transfer from Former Parent, impact of foreign currency translation and other	(2,801)
Other, including the impact of foreign currency translation	(16,897)
Balance, December 31, 2022	$20,203

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company files numerous group and separate tax returns in U.S. federal and state jurisdictions, as well as international jurisdictions. The Company is routinely examined by various U.S. and non-U.S. taxing authorities. The Company is subject to audit by the U.S., various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Former Parent, the Company is the primary obligor for (i) ESAB separate company state returns for all periods; (ii) unitary state returns that include only ESAB legal entities for all periods, and (iii) ESAB separate foreign returns for all periods. The Company also has an obligation with respect to certain liabilities associated with unitary state tax returns that include both ESAB legal entities and Former Parent legal entities for all periods, certain liabilities associated with pre-separation joint returns, fifty percent of the remaining Section 965 installment payments, and any tax indemnity associated with discontinued operations.

Pursuant to U.S. tax law, the Company will file its initial U.S. federal income tax return for the post-Separation period by October 2023. The IRS has not yet begun examination of the Company. The Company reviews its global tax provisions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of the statutes of limitations for continent tax liabilities are accrued or adjusted.

Due to the difficulty in predicting with reasonable certainty when tax audits will be fully resolved and closed, the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next 12 months is difficult to ascertain. The Company does not believe the total amount of unrecognized benefits will change by a material amount within the next 12 months due to the settlement of audits and expirations of statutes of limitations.

9. Goodwill and Intangible Assets

The following table summarizes Goodwill activity by segment for the years ended December 31, 2022 and 2021:

	Americas	EMEA & APAC	Total
	(In thousands)
Balance, January 1, 2021	$522,777	$1,030,454	$1,553,231
Goodwill attributable to acquisition	4,159	—	4,159
Impact of foreign currency translation	(7,782)	(16,615)	(24,397)
Balance, December 31, 2021	519,154	1,013,839	1,532,993
Goodwill attributable to acquisitions	63,183	13,047	76,230
Impact of foreign currency translation	3,508	(82,964)	(79,456)
Balance, December 31, 2022	$585,845	$943,922	$1,529,767

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets
Trade names	$180,691	$—	$199,484	$—
Definite-Lived Intangible Assets
Customer relationships	482,499	(203,041)	448,839	(185,071)
Technology	71,192	(50,005)	71,503	(49,276)
Trade names	22,464	(9,412)	16,550	(8,754)
Software	94,904	(74,799)	91,547	(67,888)
Other intangible assets	22,800	(20,126)	22,800	(18,300)
	$874,550	$(357,383)	$850,723	$(329,289)

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Amortization expense related to intangible assets of $35.6 million, $42.1 million and $41.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations.

Expected Amortization Expense

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows:

December 31, 2022
(In thousands)
2023	$33,812
2024	28,249
2025	27,204
2026	26,116
2027	21,651

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2022	2021
	(In years)	(In thousands)
Land	n/a	$15,839	$16,028
Buildings and improvements	5-40	164,472	172,835
Machinery and equipment	3-15	382,830	362,074
		563,141	550,937
Accumulated depreciation		(278,915)	(264,659)
		$284,226	$286,278

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $29.5 million, $32.5 million and $32.9 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$153,099	$148,376
Work in process	44,086	39,595
Finished goods	261,902	268,831
	459,087	456,802
LIFO reserve	(2,168)	1,129
Less: allowance for excess, slow-moving and obsolete inventory	(40,090)	(37,869)
	$416,829	$420,062

At December 31, 2022 and 2021, approximately 31.5% and 33.9% of total inventories, respectively, were valued using the LIFO method.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
12. Leases

The Company leases certain office spaces, warehouses, production facilities, vehicles, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset is recorded on the Consolidated and Combined Balance Sheets, with the current lease liability being included in Accrued liabilities and noncurrent lease liability being included in Other liabilities. Operating lease expense was $21.3 million, $23.0 million and $21.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

December 31, 2022
(In thousands)
Future lease payments by year:
2023	$21,603
2024	16,876
2025	13,127
2026	10,502
2027	8,221
Thereafter	37,867
Total	108,196
Less: present value discount	(13,369)
Present value of lease liabilities	$94,827
Weighted-average remaining lease term (in years):
Operating leases	7.55
Weighted-average discount rate:
Operating leases	3.5%

13. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Combined Balance Sheets consisted of the following:

	December 31, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$49,615	$161,500	$58,920	$203,760
Compensation and related benefits	74,794	57,438	74,587	62,215
Asbestos liability	30,108	230,581	—	—
Contract liability	25,899	—	22,265	—
Lease liability	18,664	76,163	20,467	88,777
Warranty liability	12,946	—	14,954	—
Third-party commissions	18,315	—	16,130	—
Restructuring liability	7,533	285	7,834	275
Other	47,436	19,372	35,952	7,918
	$285,310	$545,339	$251,109	$362,945

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Accrued Warranty Liability

A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Combined Balance Sheets is as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Warranty liability, beginning of period	$14,954	$14,022
Accrued warranty expense	5,322	6,707
Changes in estimates related to pre-existing warranties	2,821	2,416
Cost of warranty service work performed	(9,680)	(7,909)
Foreign exchange translation effect	(471)	(282)
Warranty liability, end of period	$12,946	$14,954

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Combined Balance Sheets is as follows:

	Year Ended December 31, 2022
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$2,044	$1,970	$(4,235)	$(14)	$(235)
Facility closure costs and other(2)	50	9,451	(9,382)	—	119
Subtotal	2,094	11,421	(13,617)	(14)	(116)
Non-cash charges(2)		(37)
Segment Total		11,384

EMEA & APAC
Termination benefits(1)	5,774	2,672	(3,391)	90	5,145
Facility closure costs(2)	241	8,205	(5,686)	29	2,789
Subtotal	6,015	10,877	(9,077)	119	7,934
Non-cash charges(2)		835
Segment Total		11,712

Total	$8,109	22,298	$(22,694)	$105	$7,818
Non-cash charges(2)		798
Total Provision		$23,096
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$1,089	$5,414	$(4,455)	$(4)	$2,044
Facility closure costs(2)	469	5,978	(6,397)	—	50
Subtotal	1,558	11,392	(10,852)	(4)	2,094
Non-cash charges(2)		220
Segment Total		11,612

EMEA & APAC
Termination benefits(1)	4,247	4,219	(2,641)	(51)	5,774
Facility closure costs(2)	122	2,090	(1,954)	(17)	241
Subtotal	4,369	6,309	(4,595)	(68)	6,015
Non-cash charges(2)		1,033
Segment Total		7,342

Total	$5,927	17,701	$(15,447)	$(72)	$8,109
Non-cash charges(2)		1,253
Total Provision		$18,954
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.

14. Benefit Plans

The Company sponsors various defined benefit plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The Company uses December 31st as the measurement date for all of its employee benefit plans.

Prior to the Separation, the Former Parent offered both funded and unfunded noncontributory defined benefit pension plans in the United States that were shared amongst its businesses, including the Company prior to becoming plan sponsor. The participation of the Company’s employees and retirees in this plan was as though it participated in a multiemployer plan with the Former Parent. As a result, prior to the Separation, a proportionate share of the cost associated with this defined benefit plan was allocated to the Company based on the Company’s share of total Former Parent headcount. This allocation is reflected within Interest expense (income) and other, net, in the Consolidated and Combined Statements of Operations., while any assets and liabilities associated with this defined benefit plan were retained by the Former Parent and were not recorded on the Company’s historical Combined Financial Statements.

As part of the Separation, certain U.S. defined benefit and other post-retirement plans, formerly sponsored by the Former Parent were transferred to the Company as of March 21, 2022.

The transferred plans include a defined benefit pension plan with assets of $201.3 million and projected benefit liabilities of $200.7 million, one unfunded defined benefit plan with liabilities of less than $0.1 million and one other post-retirement benefit plan with liabilities of $11.7 million, all of which were recorded in the financial statements of the Former Parent at December 31, 2021.

During the year ended December 31, 2022, the Company recognized a Pension settlement gain of $9.1 million related to a completed buy-out of a foreign defined benefit plan by a third party plus the merger of two Company pension plans resulting in one plan benefiting from the surplus assets in the other plan. During the year ended December 31, 2021, the Company recognized a Pension settlement gain of $11.2 million when the trustees of a Company pension plan agreed to merge the plan with another Company pension plan and contribute the plan’s surplus assets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
These amounts are reflected in Pension settlement gain in the Consolidated and Combined Statements of Operations.

The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$142,914	$155,914	$382	$388
Transfer from Former Parent	200,690	—	11,697	—
Service cost	1,684	1,785	15	14
Interest cost	5,874	1,668	234	22
Plan amendments	862	911	—	—
Actuarial gain	(60,148)	(1,866)	(2,807)	(25)
Foreign exchange effect	(12,452)	(6,653)	(35)	(7)
Benefits paid	(23,385)	(8,168)	(636)	(10)
Settlements	(283)	(847)	—	—
Other	266	170	—	—
Projected benefit obligation, end of year	$256,022	$142,914	$8,850	$382
Accumulated benefit obligation, end of year	$253,123	$139,513	$8,850	$382
Change in plan assets:
Fair value of plan assets, beginning of year	$84,503	$73,114	$—	$—
Transfer from Former Parent	201,259	—	—	—
Actual return on plan assets	(51,266)	4,706	—	—
Employer contributions	5,315	5,210	636	10
Foreign exchange effect	(7,583)	(1,594)	—	—
Benefits paid	(23,385)	(8,168)	(636)	(10)
Settlements(1)	9,947	11,272	—	—
Other	260	(37)	—	—
Fair value of plan assets, end of year	$219,050	$84,503	$—	$—
Funded status, end of year	$(36,972)	$(58,411)	$(8,850)	$(382)
Amounts recognized on the Consolidated and Combined Balance Sheets as of December 31:
Non-current assets	$15,701	$7,119	$—	$—
Current liabilities	(3,025)	(3,393)	(824)	(23)
Non-current liabilities	(49,648)	(62,137)	(8,026)	(359)
Total	$(36,972)	$(58,411)	$(8,850)	$(382)

(1) Settlements includes gains of $9.1 million and $11.2 million classified as Pension settlement gain on the Company’s Consolidated Statement of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $201.1 million and $149.8 million, respectively, as of December 31, 2022 and $68.5 million and $5.2 million, respectively, as of December 31, 2021.

 For pensions plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $206.8 million and $154.1 million, respectively, as of December 31, 2022 and $76.2 million and $10.7 million, respectively, as of December 31, 2021.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the Company’s foreign pension benefit obligations and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2022	2021
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$141,278	$154,075
Service cost	1,684	1,785
Interest cost	2,161	1,646
Plan amendments	862	911
Actuarial gain	(25,131)	(1,787)
Foreign exchange effect	(12,452)	(6,653)
Benefits paid	(8,984)	(8,022)
Settlements	(283)	(847)
Other	266	170
Projected benefit obligation, end of year	$99,401	$141,278
Accumulated benefit obligation, end of year	$96,500	$137,876
Change in plan assets:
Fair value of plan assets, beginning of year	$84,503	$73,114
Actual return on plan assets	(12,494)	4,706
Employer contributions	5,170	5,064
Foreign exchange effect	(7,581)	(1,594)
Benefits paid	(8,984)	(8,022)
Settlements	9,947	11,272
Other	260	(37)
Fair value of plan assets, end of year	$70,821	$84,503
Funded status, end of year	$(28,580)	$(56,775)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2023 are $5.2 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2023	$22,709	$7,551	$824
2024	21,890	7,125	783
2025	21,625	7,271	779
2026	21,564	7,651	774
2027	20,830	7,388	766
2028 - 2032	96,928	37,424	3,326

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company’s primary investment objective for its pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries. The assets are invested with the goal of preserving principal while providing a reasonable rate of return over the long term. Diversification of assets is achieved through strategic allocations to various asset classes. Actual allocations to each asset class vary due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced as required, as frequently as on a quarterly basis in some instances. The target allocation for plan assets varies by plan and jurisdiction. The actual allocation percentages as of December 31, 2022 and 2021 are consistent with the target allocation ranges of the plans.

The following are the actual allocation percentages for the Company’s pension plan assets:

	Actual Asset Allocation December 31,
	2022	2021
U.S. Plans:
Equity securities:
U.S.	36%	—%
International	13%	—%
Fixed income	50%	—%
Cash and cash equivalents	1%	—%
Foreign Plans:
Equity securities	4%	23%
Fixed income securities	34%	25%
Cash and cash equivalents	16%	1%
Insurance contracts	34%	38%
Investment funds(1)	12%	13%

(1) Represents various fixed income and equity securities.

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Fair Value Measurements” for further description of the levels within the fair value hierarchy):

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022
	Measured at Net Asset Value (1)	Level One	Level Two	Level Three	Total
	(In thousands)
U.S. Plans:
Cash and cash equivalents	$—	$1,591	$—	$—	$1,591
Equity securities:
U.S. large cap	31,018	—	—	—	31,018
U.S. small/mid cap	10,789	11,289	—	—	22,078
International	18,928	—	—	—	18,928
Fixed income mutual funds:
U.S. government and corporate	73,497	—	—	—	73,497
Other	—	1,118	—	—	1,118
Foreign Plans:
Cash and cash equivalents (2)	—	11,348	—	—	11,348
Equity securities	—	2,475	—	—	2,475
Non-U.S. government and corporate bonds	—	24,289	—	—	24,289
Insurance contracts	—	—	24,236	—	24,236
Investment funds	—	—	8,400	—	8,400
Other	—	33	39	—	72
	$134,232	$52,143	$32,675	$—	$219,050
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, that are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2) The weighted-average interest crediting rates received in Cash and cash equivalents of foreign plans are immaterial relative to total plan assets.

	December 31, 2021
	Measured at Net Asset Value	Level One	Level Two	Level Three	Total
		(In thousands)
Foreign Plans:
Cash and cash equivalents (1)	$—	$442	$—	$—	$442
Equity securities	—	19,305	—	—	19,305
Non-U.S. government and corporate bonds	—	21,310	—	—	21,310
Insurance contracts	—	—	32,570	—	32,570
Investment funds	—	—	10,836	—	10,836
Other	—	—	40	—	40
	$—	$41,057	$43,446	$—	$84,503

(1)The weighted-average interest crediting rates received in Cash and cash equivalents of foreign plans are immaterial relative to total plan assets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the components of net periodic benefit cost and Other comprehensive income of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$1,684	$1,785	$1,577	$15	$14	$8
Interest cost	5,874	1,668	2,260	234	22	16
Amortization	4,313	1,220	785	(181)	—	(8)
Settlement gain	(9,114)	(11,195)	—	—	8	—
Other	92	2	154	—	—	—
Expected return on plan assets	(11,519)	(2,258)	(2,397)	—	—	—
Net periodic benefit (income) cost	$(8,670)	$(8,778)	$2,379	$68	$44	$16
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Transfer from Former Parent	$53,134	$—	$—	$(2,629)	$—	$—
Current year net actuarial (gain) loss	949	(5,788)	6,533	(2,807)	(27)	157
Current year prior service cost	862	—	95	—	—	—
Less amounts included in net periodic benefit cost:
Amortization of net (gain) loss	(4,340)	(1,228)	(785)	181	(8)	8
Settlement/divestiture/other gain	(67)	—	(89)	—	—	—
Amortization of prior service cost	(1,067)	(5)	—	—	—	—
Total recognized in Other comprehensive (gain) loss	$49,471	$(7,021)	$5,754	$(5,255)	$(35)	$165

Each component of net periodic benefit (income) cost is included in the Company’s Consolidated and Combined Statements of Operations for the years ended December 31, 2022, 2021 and 2020. Service cost is included within Selling, general and administrative expense with the non-service costs included within Interest expense (income) and other, net. Settlement gains of $9.1 million and $11.2 million are recorded within Pension settlement gain on the Company’s Consolidated Statement of Operations for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the components of net periodic benefit cost and Other comprehensive income of the foreign defined benefit pension plans, included in the table above:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Foreign Pension Benefits
	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$1,684	$1,785	$1,577
Interest cost	2,161	1,646	2,218
Amortization	687	1,118	692
Settlement gain	(9,114)	(11,195)	—
Other	92	2	154
Expected return on plan assets	(2,063)	(2,258)	(2,397)
Net periodic benefit (income) cost	$(6,553)	$(8,902)	$2,244
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial loss (gain)	$(12,262)	$(5,710)	$6,389
Current year prior service cost	862	—	101
Less amounts included in net periodic benefit (income) cost:
Amortization of net loss	(714)	(1,126)	(692)
Settlement/divestiture/other gain	(67)	—	(89)
Amortization of prior service cost	(1,067)	(5)	—
Total recognized in Other comprehensive (gain) loss	$(13,248)	$(6,841)	$5,709

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated and Combined Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)
Net actuarial loss (gain)	71,066	21,388	(5,199)	56
Prior service (income) cost	(112)	95	—	—
Total	$70,954	$21,483	$(5,199)	$56

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2022	2021	2022	2021
Weighted-average discount rate:
All plans	4.6%	1.9%	5.0%	6.6%
Foreign plans	4.3%	1.9%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.2%	0.6%	—%	—%

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

The key economic assumptions used in the computation of net periodic benefit cost are as follows:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted-average discount rate:
All plans	2.2%	1.3%	2.0%	2.6%	6.0%	7.6%
Foreign plans	1.9%	1.3%	1.9%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	4.8%	3.6%	4.1%	—%	—%	—%
Foreign plans	3.2%	3.6%	4.1%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.2%	3.4%	3.7%	—%	—%	—%

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

 In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 7.5% was assumed. The rate was assumed to decrease gradually to 4.1% by 2075 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets was based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2022, 2021 and 2020 was $8.7 million, $7.9 million and $9.8 million, respectively.

15. Debt

Long-term debt consisted of the following:

December 31, 2022
(In thousands)
Term loans	$1,000,000
Revolving credit facilities	221,000
Total debt	1,221,000
Unamortized deferred financing fees(1)	(2,357)
Long-term debt	$1,218,643

(1)In the Company’s Consolidated Balance sheet, $1.2 million of deferred financing fees related to the Revolving Facility are included in Other assets and $2.4 million of deferred financing fees related to the Term Facilities are recorded as a contra-liability within Long-term debt.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Facilities”, and together with the Revolving Facility, the “Facilities”) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remained unchanged. The draw-down and repayment related to these term facilities are presented net within the Consolidated and Combined Statements of Cash Flows.

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

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) rate plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Credit Agreement Amendment), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long term debt, the Company entered into interest rate and cross currency swap agreements during the year ended December 31, 2022. Refer to Note 16, “Derivatives” for additional information.

As of December 31, 2022, the weighted-average interest rate of borrowings under the Credit Agreement was 4.54%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $529 million of borrowing capacity available on the Revolving Facility.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $102.9 million. Total letters of credit of $31.5 million were outstanding as of December 31, 2022.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Deferred Financing Fees

In total, the Company had deferred financing fees of $3.6 million included in its Consolidated and Combined Balance Sheet as of December 31, 2022, which will be charged to Interest expense (income) and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $3.6 million, $1.2 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $2.4 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

Contractual Maturities

The contractual maturities of the Company’s debt is as follows:

December 31, 2022
(in thousands)
2023	$—
2024	—
2025	600,000
2026	—
2027	621,000
Total debt(1)	$1,221,000

(1)Total debt excludes $3.6 million of related unamortized deferred financing fees.

16. Derivatives

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of December 31, 2022. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Combined Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts is $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company. The spread is 1.250% as of December 31, 2022. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge, and as such the gain or loss on the derivative instrument due to the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the year ended December 31, 2022.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company expects a gain of $7.3 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of December 31, 2022.

The effects of designated cash flow hedges on the Company’s Consolidated and Combined Statements of Operations consisted of the following:

		Year Ended December 31,
Derivative type	Loss recognized in the Consolidated and Combined Statements of Operations:	2022
		(In thousands)
Interest rate swap agreements	Interest expense (income) and other, net	$413

Net Investment Hedges

On July 22, 2022 the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. In addition, the cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million at December 31, 2022, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense (income) and other, net line item in the Consolidated and Combined Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2022.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Combined Statements of Operations consisted of the following:

		Year Ended December 31,
Derivative type	Gain recognized in the Consolidated and Combined Statements of Operations:	2022
		(In thousands)
Cross currency swap agreements	Interest expense (income) and other, net	$(2,181)

The table below shows the fair value of the derivatives recognized in the Consolidated Balance Sheet:

	December 31, 2022
Designated as hedging instruments	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$10,769	$—
Interest rate swap agreements	—	14,342
Total	$10,769	$14,342

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of December 31, 2022 and December 31, 2021, the Company had foreign currency contracts related to purchases and sales with notional values of $260.0 million and $180.8 million, respectively.

The Company recognized the following in its Consolidated and Combined Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Year Ended December 31,
Foreign currency contracts	2022	2021	2020
	(In thousands)
Change in unrealized gains	1,338	177	1,426
Realized loss(1)	(17,601)	(5,631)	(469)
(1) The year ended December 31, 2022 includes realized losses relating to certain corporate entities contributed to ESAB Corporation which are reflected within Interest expense (income) and other, net, in the Consolidated and Combined Statements of Operations. See Note 1, “Organization and Basis of Presentation” for additional details. These realized losses are offset by unrealized gains which are also reflected within Interest expense (income) and other, net, in the Consolidated and Combined Statements of Operations.

17. Fair Value Measurements

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy based on the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level One: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows (see Note 14, “Benefit Plans” for classification of the assets of the Company’s benefit plans within the fair value hierarchy):

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,195	$—	$—	$8,195
Foreign currency contracts - not designated as hedges(1)	—	3,682	—	3,682
Interest rate swap agreements	—	14,342	—	14,342
Deferred compensation plans	—	2,501	—	2,501
	$8,195	$20,525	$—	$28,720

Liabilities:
Foreign currency contracts - not designated as hedges(2)	$—	$2,166	$—	$2,166
Cross currency swap agreements	—	10,769	—	10,769
Deferred compensation plans	—	2,501	—	2,501
	$—	$15,436	$—	$15,436
(1) Included within Other Current Assets in the Consolidated Balance Sheet.
(2) Included within Accrued Liabilities in the Consolidated Balance Sheet.

	December 31, 2021
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,133	$—	$—	$8,133
Foreign currency contracts - not designated as hedges(1)	—	2,487	—	2,487
	$8,133	$2,487	$—	$10,620

Liabilities:
Foreign currency contracts - not designated as hedges(2)	$—	$2,309	$—	$2,309
(1) Included within Other Current Assets in the Consolidated Balance Sheet.
(2) Included within Accrued Liabilities in the Consolidated Balance Sheet.

The Company’s cash equivalents consist of investments in interest-bearing deposit accounts and money market mutual funds which are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the year ended December 31, 2022, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 16, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2022 and 2021.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers which represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2022 and 2021.

FABRICATION TECHNOLOGY BUSINESS OF COLFAX CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
18. Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Loss on Net Investment Hedges	Gain on Cash Flow Hedges	Total
	(In thousands)
Balance at January 1, 2020	$(23,887)	$(399,641)	$—	$—	$(423,528)
Other comprehensive income (loss) before reclassifications:				—
Net actuarial loss	(4,328)	—	—	—	(4,328)
Foreign currency translation adjustment	(1,791)	32,816	—	—	31,025
Other comprehensive (loss) income before reclassifications	(6,119)	32,816	—	—	26,697
Amounts reclassified from Accumulated other comprehensive loss(1)	628	—	—	—	628
Net current period Other comprehensive (loss) income	(5,491)	32,816	—	—	27,325
Balance at December 31, 2020	(29,378)	(366,825)	—	—	(396,203)
Other comprehensive income (loss) before reclassifications:					—
Net actuarial gain	7,479	—	—	—	7,479
Foreign currency translation adjustment	1,534	(72,867)	—	—	(71,333)
Other comprehensive (loss) income before reclassifications	9,013	(72,867)	—	—	(63,854)
Amounts reclassified from Accumulated other comprehensive loss(1)	(831)	—	—	—	(831)
Net current period Other comprehensive (loss) income	8,182	(72,867)	—	—	(64,685)
Balance at December 31, 2021	(21,196)	(439,692)	—	—	(460,888)
Other comprehensive income (loss) before reclassifications:
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	—	—	(59,263)
Net actuarial gain	113	—	—	—	113
Foreign currency translation adjustment	1,712	(82,351)	(8,336)	—	(88,975)
Loss on long-term intra-entity foreign currency transactions	—	(83,105)	—	—	(83,105)
Unrealized gain on cash flow hedges	—	—	—	10,782	10,782
Other comprehensive (loss) income before reclassifications	(48,679)	(174,215)	(8,336)	10,782	(220,448)
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	6,028	—	—	320	6,348
Net current period Other comprehensive (loss) income	(42,651)	(174,215)	(8,336)	11,102	(214,100)
Balance at December 31, 2022	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost. See Note 14,
“Benefit Plans” for additional details.
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
(3) During the year ended December 31, 2022, the amount on this line within the Gain on Cash Flow Hedges column is a component of Interest expense (income) and other, net. See Note 16, “Derivatives”, for additional details.

During the years ended December 31, 2022, 2021 and 2020, Noncontrolling interest decreased by $3.6 million, $1.1 million and $0.1 million, respectively, as a result of Other comprehensive loss, primarily due to foreign currency translation adjustments.

Share-Based Payments

Prior to the Separation, the Company had no stock-based compensation plans; however, certain employees of the Company participated in the Former Parent’s stock-based compensation plans which provided for the grants of stock options and restricted stock units (“RSUs”). Prior to the Separation, the Former Parent allocated stock-based compensation expense to the Company based on ESAB employees participating in Former Parent plans. This is reflected in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Income for the period prior to the Separation. Prior to the Separation, in addition to stock compensation expense related to direct employees of the Company, stock compensation expense related to certain corporate employees of the Former Parent was allocated to the Company based on the Company’s proportional share of total Former Parent revenues. For the three months ended April 1, 2022, $0.7 million of stock-based compensation expense was allocated to the Company. For the years ended December 31, 2021 and 2020, $2.6 million and $3.0 million, respectively, was allocated to the Company. Following the Separation, the company independently incurs stock compensation expenses as a stand-alone company.

In connection with the Separation, the Company adopted the 2022 Omnibus Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of the Former Parent held by ESAB employees at the Separation date were converted into or replaced with awards of ESAB common stock under the Stock Plan, with the intent to maintain the economic value of the equity awards immediately before and after the Distribution. The terms of the equity awards period, exercisability and vesting schedule, as applicable, generally continued unchanged. Other than converted or replacement equity awards of ESAB issued in replacement of the Former Parent’s restricted stock units (“RSUs”) and stock options, the terms of the converted or replacement equity awards of ESAB (e.g. vesting date and expiration date) continued unchanged.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated and Combined Statements of Operations.

As of December 31, 2022, the Company had $19.0 million of unrecognized compensation expense related to stock-based awards that will be recognized over a weighted-average period of 2.30 years.

Stock Options

 Under the Stock Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s common stock on the date of grant. Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the entire award. For the year ended December 31, 2022 the Stock-based compensation expense for the stock option awards was $1.8 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units

During the year ended December 31, 2022, the Company granted certain employees performance-based restricted stock units (“PRSUs”), the vesting of which is fully based on company specific profit performance metrics over a three-year performance period. The awards also have a service requirement that equals the respective performance periods.

These PRSUs are valued at the market value of a share of Common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The ultimate payout of PRSUs with a profit performance metric adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed.

Under the Stock Plan, the Compensation Committee may also award non-performance-based restricted stock units (“RSUs”) to select executives, employees and outside directors, which typically vest over three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the terms and conditions of each award, including any restriction period and other criteria applicable to the awards.

The activity of the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2021	—	$—	—	$—
Awards converted from Former Parent plan	58,636	58.03	333,223	52.89
Granted	51,652	49.40	187,556	47.28
Vested	—	—	(27,354)	48.11
Forfeited and expired	—	—	(29,147)	52.40
Balance at December 31, 2022	110,288	53.99	464,278	50.80

The fair value of shares vested during the year ended December 31, 2022 was $1.3 million.

19. Commitments and Contingencies

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

The Company has classified asbestos-related activity in Loss from discontinued operations in the Consolidated and Combined Statements of Operations. This is consistent with the Former Parent’s classification on the basis that, pursuant to the purchase agreement from the Former Parent’s Fluid Handling business divestiture, the Former Parent retained its asbestos-related contingencies and insurance coverages. However, as the Former Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations of the Former Parent.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Asbestos-related claims activity since December 31, 2021 is as follows:

Year Ended
December 31, 2022
(Number of claims)
Claims unresolved, beginning of period	14,559
Claims filed(1)	4,338
Claims resolved(2)	(4,791)
Claims unresolved, end of period	14,106
(In dollars)
Average cost of resolved claims(3)	$10,017
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.
(3) Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

The Company’s Consolidated and Combined Balance Sheet included the following amounts related to asbestos-related litigation:

December 31, 2022
(In thousands)
Long-term asbestos insurance asset(1)	$215,112
Long-term asbestos insurance receivable(1)	17,231
Accrued asbestos liability(2)	30,108
Long-term asbestos liability(3)	230,581
(1) Included in Other assets in the Consolidated and Combined Balance Sheet.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated and Combined Balance Sheet.
(3) Included in Other liabilities in the Consolidated and Combined Balance Sheet.

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

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings is expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, and the litigation and claims described in the proceeding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had $104.8 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2023.

20. Segment Information

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

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and segment Adjusted EBITDA, which represents Operating income excluding the impact of Restructuring and other related charges, separation costs, transaction and integration costs, acquisition-related amortization and other non-cash charges, and depreciation and other amortization.

The Company’s segment results were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales(1):
Americas	$1,128,306	$1,004,208	$767,414
EMEA & APAC	1,465,174	1,423,907	1,182,655
	$2,593,480	$2,428,115	$1,950,069

Adjusted EBITDA(2):
Americas	$188,577	$159,623	$111,588
EMEA & APAC	248,177	244,458	189,558
	$436,754	$404,081	$301,146

Depreciation, amortization and other impairment charges:
Americas	$29,281	$33,890	$36,380
EMEA & APAC	36,697	42,009	40,264
	$65,978	$75,899	$76,644

Capital expenditures:
Americas	$18,005	$14,095	$15,244
EMEA & APAC	22,238	21,489	24,894
	$40,243	$35,584	$40,138
(1) For the years ended December 31, 2022, 2021 and 2020, the total Net sales originating from the United States were $583.0 million, $533.5 million and $443.7 million, respectively. The remainder of the sales were derived from foreign countries.
(2) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income from continuing operations	$231,081	$238,679	$159,868
Income tax expense	69,170	80,409	45,971
Interest expense (income) and other, net (1)	37,950	(29)	(1,023)
Pension settlement gain	(9,136)	(11,208)	—
Restructuring and other related charges	23,096	18,954	21,633
Separation costs(2)	15,545	2,865	—
Acquisition - amortization and other related charges(3)	34,196	35,949	36,331
Depreciation and other amortization	34,852	38,462	38,366
Adjusted EBITDA	$436,754	$404,081	$301,146
(1) Relates to removal of interest expense, net included within the Interest expense (income) and other, net line within the Consolidated and Combined Statements of Operations
(2) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

	December 31,
	2022	2021
	(In thousands)
Investments in Equity Method Investees:
Americas	$—	$—
EMEA & APAC	28,527	28,180
	$28,527	$28,180

Total Assets:
Americas	$1,666,799	$1,304,797
EMEA & APAC	2,087,216	2,156,465
	$3,754,015	$3,461,262

	December 31,
	2022	2021
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$68,380	$64,136
Czech Republic	60,278	63,273
India	34,892	37,312
Russia	19,111	18,797
Mexico	17,666	14,720
Other foreign countries	83,899	88,040
	$284,226	$286,278
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
21. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward including a separation and distribution agreement, a transition services agreement, tax matters agreement, employee matters agreements, a stockholder’s and registration rights agreement, an intellectual property matters agreement and a license agreement for Enovis Growth Excellence Business System (“EGX”).

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
EGX License Agreement

The EGX license agreement sets forth the terms and conditions pursuant to which Enovis has granted a royalty-free, non-exclusive, worldwide, and nontransferable license to the Company to use EGX, solely in support of its businesses. The Company will be able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, under the EGX license agreement, Enovis and the Company each license to each other improvements made by such party to EGX during the first two years of the term of the EGX license agreement.

Allocated Expenses

Prior to the Separation, the Company operated as part of the Former Parent and not as a stand-alone company. Accordingly, the Former Parent allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts included, but were not limited to, items such as general management and executive oversight, compliance, human resources, procurement, and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considered the allocation methodologies used by the Former Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the three months ended April 1, 2022 and the years ended December 31, 2021, and 2020 combined financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future. Allocation methodologies utilized include the Company’s relative share of total Former Parent revenues and headcount.

All of the Company’s transactions with the Former Parent were considered to be financing transactions, which are presented as Transfers from (to) Former Parent, net in the accompanying Consolidated and Combined Statements of Cash Flows.

The Company had no stock-based compensation plans prior to the Separation; however, certain employees of the Company participated in the Former Parent’s stock-based compensation plans, which provided for the grants of stock options and RSUs among other types of awards. The expense associated with the Company's employees who participated in the plans of the Former Parent was allocated to the Company in the accompanying Consolidated and Combined Statements of Operations through the date of Separation.

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022, and $29.5 million and $24.2 million for the years ended December 31, 2021 and 2020, respectively, and are included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. Following the Separation, the company independently incurs expenses as a stand-alone company.

Refer to Note 14, “Benefit Plans,” for allocations of net periodic benefit associated with a Former Parent sponsored benefit plan.

22. Subsequent Events

The dividend of $3.0 million included in Accrued liabilities in the Consolidated Balance Sheet at December 31, 2022 was paid on January 13, 2023, to stockholders of record as of Decembers 30, 2022. In addition, on March 2, 2023, the Board of Directors declared a quarterly cash dividend of $0.05 per share of ESAB’s common stock payable on April 14, 2023, to stockholders of record as of March 31, 2023.

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for approximately $16 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our proxy statement for our 2023 annual meeting to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “2023 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports”.

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, our principal financial officer, principal accounting officer or other persons performing similar functions. A copy of the code of ethics is available on the Corporate Governance page of the Investor Relations section of our website at www.esabcorporation.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address above.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2023 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page 105 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3) Exhibits: See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	110
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.1	Amended and Restated Certificate of Incorporation of ESAB Corporation	Incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.2	Amended and Restated Bylaws of ESAB Corporation	Incorporated by reference to Exhibit 3.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
4.1	Description of Securities registered under Section 12 of the Exchange Act	Filed herewith
10.1	Transition Services Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.3	Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.6	Stockholder’s and Registration Rights Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.6 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022

10.7	Registration Rights Agreement, dated March 17, 2022, among ESAB Corporation, Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s registration statement on Form S-1 (File No. 333-268325) as filed with the SEC on November 14, 2022
10.8	Credit Agreement, dated April 4, 2022, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including any designated subsidiary borrower party thereto pursuant to the terms thereof and certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the co-syndication agents, joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.9	Amendment No. 2 to Credit Agreement, dated June 28, 2022	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on June 28, 2022
10.10#	ESAB Corporation 2022 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.8 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.11#	ESAB Corporation Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.12#	The ESAB Group, Inc. Excess Benefits Plan	Incorporated by reference to Exhibit 10.10 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.13#	The ESAB Group, Inc. Nonqualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.11 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.14#	ESAB Corporation Executive Officer Severance Plan	Incorporated by reference to Exhibit 10.12 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.15#	Letter Agreement, effective as of May 15, 2016, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.13 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.16#	Letter Agreement, dated April 26, 2019, between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.14 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.17#	Letter Agreement, dated April 4, 2017, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.15 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.18#	Letter Agreement, dated December 17, 2021, between ESAB Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.17 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.19#	Letter Agreement, dated December 12, 2021, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.18 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.20#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.20 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.21#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Michele Campion	Filed herewith
10.22#	Employment Agreement, dated February 21, 2022, between ESAB Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.23#	Form of Change in Control Agreement, effective October 27, 2020 (Colfax)	Incorporated by reference to Exhibit 10.22 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.24#	Change in Control Agreement, dated October 30, 2020, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.23 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.25#	Form of Change in Control Agreement, effective March 5, 2021 (ESAB)	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.26#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.25 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.27#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.27 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.28#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.28 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.29#	Retention Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.29 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.30#	Form of Retention Agreement, dated March 5, 2021	Incorporated by reference to Exhibit 10.30 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.31#	Form of Change in Control Agreement, effective February 17, 2022 (ESAB)	Incorporated by reference to Exhibit 10.31 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.32#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.32 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.33#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.33 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.34#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.36 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.35#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Michele Campion	Filed herewith
10.36#	Form of ESAB Corporation Officer Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.38 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.37#	Form of ESAB Corporation Officer Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.39 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.38#	Form of ESAB Corporation Officer Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.40 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.39#	Form of ESAB Corporation Outside Director Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.41 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.40#	Form of ESAB Corporation Outside Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.42 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
Exhibit No.	Description	Location
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
Exhibit No.	Description	Location
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

# Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2023.

                                    ESAB CORPORATION
                                    By: /s/ SHYAM P. KAMBEYANDA
                                     Shyam P. Kambeyanda
                                     President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Date:     March 7, 2023

/s/ SHYAM P. KAMBEYANDA
Shyam P. Kambeyanda
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ KEVIN JOHNSON
Kevin Johnson
Chief Financial Officer
(Principal Financial Officer)

/s/ RENATO NEGRO
Renato Negro
Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ MELISSA CUMMINGS
Melissa Cummings
Director

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ ROBERT S. LUTZ
Robert S. Lutz
Director

/s/ STEPHANIE M. PHILLIPPS
Stephanie M. Phillipps
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Cost and Expense (1)	Write-Offs Write-Downs Deductions and Other(2)	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2022:
Allowance for credit losses	$23,912	$4,526	$(4,978)	$11	$23,471
Valuation allowance for deferred tax assets	15,465	4,503	68,876	(642)	88,202
Year Ended December 31, 2021:
Allowance for credit losses(3)	$32,311	$(494)	$(6,931)	$(974)	$23,912
Valuation allowance for deferred tax assets	12,647	3,738	—	(920)	15,465
Year Ended December 31, 2020:
Allowance for credit losses	$32,008	$4,936	$(3,448)	$(1,185)	$32,311
Valuation allowance for deferred tax assets	17,855	—	(4,738)	(470)	12,647
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    As of December 31, 2022, valuation allowance for deferred tax assets “Other” of $68.9 million is primarily due to valuation allowance transferred from Former Parent.
(3)    The Allowance for credit losses as of January 1, 2020 includes the cumulative-effect adjustment of the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.