Form 10-Q
period 2023-03-31
ESAB Corp
filed 2023-05-02
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☑
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2023, there were 60,222,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022

Net sales	$684,000	$647,911
Cost of sales	436,611	423,580
Gross profit	247,389	224,331
Selling, general and administrative expense	147,282	135,413
Restructuring and other related charges	9,444	5,304
Operating income	90,663	83,614
Interest expense (income) and other, net	19,510	(556)
Income from continuing operations before income taxes	71,153	84,170
Income tax expense	37,024	25,746
Net income from continuing operations	34,129	58,424
Loss from discontinued operations, net of taxes	(913)	(2,021)
Net income	33,216	56,403
Less: Income attributable to noncontrolling interest, net of taxes	1,313	966
Net income attributable to ESAB Corporation	$31,903	$55,437
Earnings (loss) per share – basic
Income from continuing operations	$0.54	$0.96
Loss on discontinued operations	$(0.02)	$(0.03)
Net income per share	$0.52	$0.93
Earnings (loss) per share – diluted
Income from continuing operations	$0.54	$0.96
Loss on discontinued operations	$(0.02)	$(0.03)
Net income per share – diluted	$0.52	$0.93

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income	$33,216	$56,403
Other comprehensive income (loss):
Foreign currency translation, net of tax expense of $45 and $338	42,084	(45,189)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $1,045	(3,581)	—
Defined benefit pension and other post-retirement plan activity, net of tax expense of $66 and $241	277	786
Other comprehensive income (loss)	38,780	(44,403)
Comprehensive income	71,996	12,000
Less: comprehensive income attributable to noncontrolling interest	1,814	458
Comprehensive income attributable to ESAB Corporation	$70,182	$11,542

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,064	$72,024
Trade receivables, less allowance for credit losses of $24,587 and $23,471	404,128	374,329
Inventories, net	448,342	416,829
Prepaid expenses	55,833	56,637
Other current assets	70,330	68,851
Total current assets	1,060,697	988,670
Property, plant and equipment, net	283,808	284,226
Goodwill	1,564,317	1,529,767
Intangible assets, net	518,365	517,167
Lease assets - right of use	97,306	92,033
Other assets	324,652	342,152
Total assets	$3,849,145	$3,754,015

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$355,333	$316,265
Accrued liabilities	275,089	285,310
Total current liabilities	630,422	601,575
Long-term debt	1,216,872	1,218,643
Other liabilities	543,560	545,339
Total liabilities	2,390,854	2,365,557
Equity:
Common stock - $0.001 par value - Authorized 600,000,000, 60,222,263 and 60,094,725 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	60	60
Additional paid-in capital	1,868,133	1,865,904
Retained earnings	188,101	159,231
Accumulated other comprehensive loss	(636,709)	(674,988)
Total ESAB Corporation equity	1,419,585	1,350,207
Noncontrolling interest	38,706	38,251
Total equity	1,458,291	1,388,458
Total liabilities and equity	$3,849,145	$3,754,015

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$—	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	31,903	—	—	1,313	33,216
Dividends declared ($0.05 per share)	—	—	—	(3,033)	—	—	—	(3,033)
Distributions to noncontrolling owners	—	—	—	—	—	—	(1,359)	(1,359)
Other comprehensive gain, net of tax benefit of $934	—	—	—	—	—	38,279	501	38,780
Common stock-based award activity	127,538	—	2,229	—	—	—	—	2,229
Balance at March 31, 2023	60,222,263	$60	$1,868,133	$188,101	$—	$(636,709)	$38,706	$1,458,291

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	—	55,437	—	966	56,403
Distributions to noncontrolling owners	—	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax expense of $579	—	—	—	—	—	(43,895)	(508)	(44,403)
Former Parent common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Transfers to Former Parent, net	—	—	—	—	62,110	(59,263)	—	2,847
Balance at April 1, 2022	—	$—	$—	$—	$3,040,898	$(564,046)	$40,510	$2,517,362

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 31, 2023	April 1, 2022

Cash flows from operating activities:
Net income	$33,216	$56,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other impairment charges	21,871	16,689
Stock-based compensation expense	2,994	1,728
Deferred income tax	2,290	3,509
Non-cash interest expense	299	—
Changes in operating assets and liabilities:
Trade receivables, net	(21,048)	(29,833)
Inventories, net	(21,611)	(41,925)
Accounts payable	28,480	11,975
Other operating assets and liabilities	(8,424)	(2,457)
Net cash provided by operating activities	38,067	16,089
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,709)	(5,903)
Proceeds from sale of property, plant and equipment	681	2,746
Acquisition, net of cash received	(18,721)	—
Net cash used in investing activities	(25,749)	(3,157)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	187,000	—
Repayments of borrowings on revolving credit facility and other	(189,765)	(511)
Payment of deferred consideration	—	(1,500)
Payment of dividends	(3,033)	—
Distributions to noncontrolling interest holders	(1,249)	(941)
Transfers from Former Parent, net	—	2,847
Net cash (used in) financing activities	(7,047)	(105)
Effect of foreign exchange rates on Cash and cash equivalents	4,769	2,595
Increase (decrease) in Cash and cash equivalents	10,040	15,422
Cash and cash equivalents, beginning of period	72,024	41,209
Cash and cash equivalents, end of period	$82,064	$56,631

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a world leader in connected fabrication technology and gas control solutions. ESAB provides its partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s rich history of innovative products and workflow solutions and its business system ESAB Business Excellence (“EBX”) allows the Company to realize its purpose of “Shaping the World we Imagine”. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first quarter ends on the last business day of the 13th week after the end of the prior quarter. As used herein, the first quarter results for 2023 and 2022 refer to the 13-week periods ended March 31, 2023 and April 1, 2022, respectively.

Separation from Enovis

On April 4, 2022, Colfax Corporation (“Colfax”, “Enovis” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of the Company’s outstanding common stock.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three months ended March 31, 2023, Russia represented approximately 5% of the Company’s total revenue, and approximately $2 million of its Net income. Russia also has approximately 4% of the Company’s total net assets excluding any goodwill allocation as of March 31, 2023. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of in the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $100 million as of March 31, 2023, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

Prior to the Separation on April 4, 2022, the historical financial statements were prepared on a combined basis and were derived from the consolidated financial statements of Enovis. For the periods subsequent to April 4, 2022, the financial statements are presented on a consolidated basis as the Company became a standalone public company as of that date.

Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined condensed financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Enovis during the applicable periods. The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022.

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
Former Parent’s Investment, which included retained earnings, represented Enovis’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Condensed Statements of Equity as “Transfers to Former Parent, net.”

The Consolidated and Combined Condensed Financial Statements of ESAB for the three months ended April 1, 2022 may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in subsequent periods.
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

In the normal course of business, the Company incurs research and development costs related to new product development which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Combined Condensed Statements of Operations. Research and development costs were $9.6 million and $9.5 million during the three months ended March 31, 2023 and April 1, 2022, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

In addition to the factors discussed elsewhere in this Form 10-Q, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results of operations that may be achieved for the full year. Quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons.

These Consolidated and Combined Condensed Financial Statements included in this quarterly report have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with GAAP, for the preparation of the Consolidated and Combined Condensed Financial Statements and are unaudited. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim Consolidated and Combined Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and related notes included in the Company’s Form 10-K.

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The entities that hold these assets and liabilities became subsidiaries of the Company during the three months ended April 1, 2022 in connection with the Separation.

The Company has classified asbestos-related activity included in its Consolidated and Combined Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loss from discontinued operations, net of taxes consists of Selling, general and administrative expenses of $0.9 million and $2.6 million, net of an immaterial tax benefit for the three months ended March 31, 2023 and $0.6 million for the three months ended April 1, 2022, respectively. See Note 13, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three months ended March 31, 2023 and April 1, 2022 was $5.4 million and $4.6 million, respectively.

3. Acquisition

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for approximately $19 million, net of cash received.

4. Revenue

The Company provides advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Equipment	$200,219	$188,348
Consumables	483,781	459,563
Total	$684,000	$647,911

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of March 31, 2023 is immaterial.

In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2022 and December 31, 2021, total contract liabilities were $25.9 million and $22.3 million, respectively, and were included in Accrued liabilities on the Consolidated and Combined Condensed Balance Sheets. During the three months ended March 31, 2023 and April 1, 2022 revenue recognized that was included in the contract liability balance at the beginning of the year was $11.1 million and $9.1 million, respectively. As of March 31, 2023 and April 1, 2022 total contract liabilities were $28.3 million and $25.9 million, respectively, and were included in Accrued liabilities on the Company’s Consolidated and Condensed Balance Sheets.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,471	$1,591	$(732)	$257	$24,587

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$32,816	$57,458
Less: distributed and undistributed earnings allocated to nonvested shares	(237)	—
Income from continuing operations attributable to common stockholders	$32,579	$57,458
Weighted-average shares of Common stock outstanding – basic(3)	60,146,348	60,034,311
Income per share from continuing operations – basic	$0.54	$0.96

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$32,579	$57,458
Weighted-average shares of Common stock outstanding – basic(3)	60,146,348	60,034,311
Net effect of potentially dilutive securities(2)	339,878	—
Weighted-average shares of Common stock outstanding – dilution	60,486,226	60,034,311
Net income per share from continuing operations – diluted	$0.54	$0.96
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.3 million for the three months ended March 31, 2023, and $1.0 million for the three months ended April 1, 2022, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units, and non-performance-based restricted stock units.
(3) Prior to the Separation, the Company did not have any publicly-traded common stock or equivalents issued and outstanding. Accordingly, the net income per share for the three months ended April 1, 2022 is calculated based on the 60.0 million shares distributed on the Separation Date.

6. Income Taxes

During the three months ended March 31, 2023, Income from continuing operations before income taxes was $71.2 million, while Income tax expense was $37.0 million. The effective tax rate was 52.0% for the three months ended March 31, 2023. The effective tax rates differed from the 2023 U.S. federal statutory rate of 21.0% primarily due to discrete tax expenses for dividend withholding taxes and an increase in the liability for unrecognized tax as described below.

During the three months ended April 1, 2022, Income from continuing operations before income taxes was $84.2 million, while Income tax expense was $25.7 million. The effective tax rate was 30.6% for the three months ended April 1, 2022. The effective tax rates differed from the 2022 U.S. federal statutory rate of 21.0% primarily due to the impact of withholding taxes, taxable foreign exchange gains, and other non-deductible expenses, partially offset by lower rates on earnings in foreign jurisdictions.

During the three months ended March 31, 2023, the Company changed its indefinite reinvestment assertion on certain undistributed earnings of the Company’s foreign subsidiaries, resulting in a total tax expense of $10.9 million as of March 31, 2023 on such earnings that have not been indefinitely reinvested.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). During the three months ended March 31, 2023, due to an adverse court ruling in a tax case in a foreign jurisdiction the Company increased the related liability for uncertain tax positions by $9.4 million partially offset by changes in other positions.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Raw materials	$165,710	$153,099
Work in process	54,304	44,086
Finished goods	276,675	261,902
	496,689	459,087
LIFO reserve	(2,918)	(2,168)
Less: allowance for excess, slow-moving and obsolete inventory	(45,429)	(40,090)
	$448,342	$416,829

At March 31, 2023 and December 31, 2022, 28.0% and 31.5% of total inventories, respectively, were valued using the LIFO method.

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	March 31, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$46,817	$170,033	$49,615	$161,500
Compensation and related benefits	70,310	57,112	74,794	57,438
Asbestos liability	29,002	215,780	30,108	230,581
Contract liability	28,322	—	25,899	—
Lease liability	22,808	77,938	18,664	76,163
Warranty liability	13,297	—	12,946	—
Third-party commissions	10,750	—	18,315	—
Restructuring liability	7,951	47	7,533	285
Other	45,832	22,650	47,436	19,372
	$275,089	$543,560	$285,310	$545,339

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Warranty liability, beginning of period	$12,946	$14,954
Accrued warranty expense	1,393	1,558
Changes in estimates related to pre-existing warranties	672	836
Cost of warranty service work performed	(2,678)	(2,150)
Foreign exchange translation effect	964	56
Warranty liability, end of period	$13,297	$15,254

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Americas
Termination benefits(1)	$(235)	$453	$(114)	$(23)	$81
Facility closure costs and other(2)	119	439	(483)	—	75
Subtotal	(116)	892	(597)	(23)	156
Non-cash charges(3)		27
Segment Total		919

EMEA & APAC
Termination benefits(1)	5,145	1,962	(1,315)	24	5,816
Facility closure costs and other(2)	2,789	1,489	(2,287)	35	2,026
Subtotal	7,934	3,451	(3,602)	59	7,842
Non-cash charges(3)		5,074
Segment Total		8,525

Total	$7,818	4,343	$(4,199)	$36	$7,998
Non-cash charges(3)		5,101
Total Provision		$9,444
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes impairment of long-lived assets in connection with the closure and optimization of facilities and product lines.

9. Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Term loans	$1,000,000	$1,000,000
Revolving credit facilities	219,000	221,000
Total debt	1,219,000	1,221,000
Unamortized deferred financing fees	(2,128)	(2,357)
Long-term debt	$1,216,872	$1,218,643

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

On April 4, 2022, the Company drew down $1.2 billion available under the credit facilities consisting of (i) $200 million under the Revolving Facility, (ii) $400 million under the Term Loan A-1 Facility and (iii) $600 million under the Term Loan A-2 Facility. The Company used these proceeds to make payments to Enovis of $1.2 billion, which was used as part of the consideration for the contribution of certain assets and liabilities to the Company by Enovis in connection with the Separation.

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

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross currency swap agreements during the year ended December 31, 2022. Refer to Note 10 “Derivatives” for additional information.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2023, the weighted-average interest rate of borrowings under the Credit Agreement was 4.93%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $531 million of borrowing capacity available on the Revolving Facility.
Deferred Financing Fees

In total, the Company had deferred financing fees of $3.2 million included in its Consolidated Balance Sheet as of March 31, 2023, which will be charged to Interest expense (income) and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $3.2 million, $1.1 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $2.1 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $110.5 million. Total letters of credit of $26.2 million were outstanding as of March 31, 2023.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of March 31, 2023. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts is $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company. The spread is 1.250% as of March 31, 2023. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the three months ended March 31, 2023.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

The Company expects a gain of $6.6 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of March 31, 2023.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of designated cash flow hedges on the Company’s Consolidated and Combined Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative type	Loss recognized in the Consolidated and Combined Condensed Statements of Operations:	March 31, 2023
		(In thousands)
Interest rate swap agreements	Interest expense (income) and other, net	$(1,977)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. In addition, the cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million at March 31, 2023, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense (income) and other, net line item in the Consolidated and Combined Condensed Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2023.

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

		Three Months Ended
Derivative type	Gain recognized in the Consolidated and Combined Condensed Statements of Operations:	March 31, 2023
		(In thousands)
Cross currency swap agreements	Interest expense (income) and other, net	$(1,201)

The table below shows the fair value of the derivatives recognized in the Consolidated Balance Sheet:

	March 31, 2023		December 31, 2022
Designated as hedging instruments:	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$13,462	$—	$10,769	$—
Interest rate swap agreements	—	9,716	—	14,342
Total	$13,462	$9,716	$10,769	$14,342

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of March 31, 2023 and December 31, 2022, the Company had foreign currency contracts related to purchases and sales with notional values of $271.2 million and $260.0 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated Balance Sheet:

	March 31, 2023		December 31, 2022
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$96	$1,754	$2,166	$3,682

The amounts in the table above as of March 31, 2023 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $2.6 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Combined Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended
Foreign currency contracts	March 31, 2023	April 1, 2022
	(In thousands)
Change in unrealized gains (losses)	$143	$(1,186)
Realized gain (loss)(1)	1,027	(14,479)
(1) The three months ended April 1, 2022 includes realized losses relating to certain corporate entities contributed to ESAB Corporation which are reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations. See Note 1 “Organization and Basis of Presentation” for additional details. These realized losses are offset by unrealized gains which are also reflected within Interest expense (income) and other, net, in the Consolidated and Combined Condensed Statements of Operations during the three months ended April 1, 2022.

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 31, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$3,424	$—	$—	$3,424
Foreign currency contracts - not designated as hedges	—	4,364	—	4,364
Interest rate swap agreements	—	9,716	—	9,716
Deferred compensation plans	—	2,962	—	2,962
	$3,424	$17,042	$—	$20,466

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,706	$—	$2,706
Cross currency swap agreements	—	13,462	—	13,462
Deferred compensation plans	—	2,962	—	2,962
	$—	$19,130	$—	$19,130

	December 31, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,195	$—	$—	$8,195
Foreign currency contracts - not designated as hedges	—	3,682	—	3,682
Interest rate swap agreements	—	14,342	—	14,342
Deferred compensation plans	—	2,501	—	2,501
	$8,195	$20,525	$—	$28,720

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,166	$—	$2,166
Cross currency swap agreements	—	10,769	—	10,769
Deferred compensation plans	—	2,501	—	2,501
	$—	$15,436	$—	$15,436

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the three months ended March 31, 2023, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10 “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the three months ended March 31, 2023.

12. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCI including reclassifications out of AOCI for the three months ended March 31, 2023 and April 1, 2022. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2022	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(108)	31,276	(2,086)	—	29,082
Gain on long-term intra-entity foreign currency transactions	—	12,501	—	—	12,501
Unrealized loss on cash flow hedges	—	—	—	(2,051)	(2,051)
Other comprehensive (loss) income before reclassifications	(110)	43,777	(2,086)	(2,051)	39,530
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	279	—	—	(1,530)	(1,251)
Net current period Other comprehensive (loss) income	169	43,777	(2,086)	(3,581)	38,279
Balance at March 31, 2023	$(63,678)	$(570,130)	$(10,422)	$7,521	$(636,709)
(1) The amounts on this line within the Net Unrecognized Pension And Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three months ended March 31, 2023, the amount on this line within the Loss on Cash Flow Hedges column, is a component of Interest expense (income) and other, net. See Note 10 “Derivatives” for additional details.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Total
	(In thousands)
Balance at December 31, 2021	$(21,196)	$(439,692)	$(460,888)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	490	(45,171)	(44,681)
Other comprehensive income (loss) before reclassifications	490	(45,171)	(44,681)
Amounts reclassified from Accumulated other comprehensive loss(1)	786	—	786
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	(59,263)
Net current period Other comprehensive income (loss)	(49,228)	(53,930)	(103,158)
Balance at April 1, 2022	$(70,424)	$(493,622)	$(564,046)
(1) The amounts on this line within the Net Unrecognized Pension And Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) Includes unrecognized pension and other post-retirement costs and accumulated currency translation adjustments of certain entities which were part of the Corporate segment of the Former Parent and were transferred to ESAB Corporation in anticipation of the Separation. See Note 1 “Organization and Basis of Presentation” for more information on the entities contributed from the Former Parent.

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

The Company has classified asbestos-related activity in Loss from discontinued operations, net of taxes in the Consolidated and Combined Condensed Statements of Operations. This is consistent with the Former Parent’s classification on the basis that, pursuant to the purchase agreement from the Former Parent’s Fluid Handling business divestiture, the Former Parent retained its asbestos-related contingencies and insurance coverages. However, as the Former Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations of the Former Parent.

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

Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Number of claims)
Claims unresolved, beginning of period	14,106	14,559
Claims filed(1)	986	1,065
Claims resolved(2)	(749)	(779)
Claims unresolved, end of period	14,343	14,845
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated Balance Sheet included the following amounts related to asbestos-related litigation:

	March 31, 2023	December 31, 2022
	(In thousands)
Long-term asbestos insurance asset(1)	$202,318	$215,112
Long-term asbestos insurance receivable(1)	18,648	17,231
Accrued asbestos liability(2)	29,002	30,108
Long-term asbestos liability(3)	215,780	230,581
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

14. Segment Information

ESAB is a world leader in connected fabrication technology and gas control solutions, ESAB provides its partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense (income) and other, net, Restructuring and other related charges, separation costs, acquisition - amortization and other related charges, and depreciation and other amortization.

The Company’s segment results were as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Net sales:
Americas	$291,569	$272,325
EMEA & APAC	392,431	375,586
	$684,000	$647,911
Adjusted EBITDA (1):
Americas	$49,442	$43,985
EMEA & APAC	68,547	65,282
	$117,989	$109,267
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended
	March 31, 2023	April 1, 2022
	(In thousands)
Net income from continuing operations	$34,129	$58,424
Income tax expense	37,024	25,746
Interest expense (income) and other, net(1)	19,510	(488)
Restructuring and other related charges	9,444	5,304
Separation costs(2)	—	3,629
Acquisition - amortization and other related charges(3)	9,289	7,680
Depreciation and other amortization	8,593	8,972
Adjusted EBITDA	$117,989	$109,267
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

15. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward. Such agreements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023 (the “Form 10-K”).

Allocated Expenses

Prior to the Separation, the Company operated as part of the Former Parent and not as a stand-alone company. Accordingly, the Former Parent allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts included, but were not limited to, items such as general management and executive oversight, compliance, human resources, procurement, and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considered the allocation methodologies used by the Former Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the three months ended April 1, 2022; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future. Allocation methodologies utilized include the Company’s relative share of total Former Parent revenues and headcount.

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

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022. Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from Enovis were no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s financial statements for three months ended March 31, 2023.

Net Parent Investment

All of the Company’s transactions with the Former Parent were considered to be financing transactions, which are presented as Transfers from Former Parent, net in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

16. Subsequent Events

The dividend of $3.0 million included in Accrued liabilities in the Consolidated Balance Sheet at March 31, 2023 was paid on April 14, 2023 to stockholders of record as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our,” and “us”) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”) and the Consolidated and Combined Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the anticipated benefits of the ESAB’s separation (“the Separation”) from Enovis Corporation, formerly known as Colfax Corporation (“Enovis,” “Colfax” or “the Former Parent”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the tax treatment of the Separation; the impact of COVID-19, including the actions by governments, businesses and individuals in response to the situation, on the global and regional economies, financial markets, and overall demand for our products; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including but not limited to the following:

•our ability to operate as a stand-alone public company;

•our ability to achieve the intended benefits from the Separation;

•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine and the related impact on energy supplies and prices;

•changes in the general economy, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges, and inflation in raw material, part, component, freight and delivery costs and our ability to increase our prices to account for increased costs;

•the impact of COVID-19, including actions taken in response, including supply chain disruptions, the impact on creditworthiness and financial viability of customers, and other impacts on our business and ability to execute business continuity plans;

•volatility in the commodity markets and certain commodity prices, including oil and steel;

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

•risks associated with the representation of our employees by trade unions and work councils;

•our exposure to product liability claims;

•potential costs and liabilities associated with environmental, health and safety laws and regulations;

•failure to maintain, protect and defend our intellectual property rights;

•our ability to attract and retain our employees including the loss of key members of our leadership team;

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

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in Item 1A. “Risk Factors in Part I of the 2022 Form 10-K.

See Part I “Item 1.A. “Risk Factors” in our 2022 Form 10-K and “Part II -Item 1.A Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

Basis of Presentation

Separation from Enovis

On April 4, 2022, Colfax Corporation completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of the Company’s outstanding common stock.

The accompanying Consolidated and Combined Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We utilized allocations and carve-out methodologies through April 4,2022 to prepare our historical financial statements. The combined financial statements for the periods prior to the Separation herein may not be indicative of subsequent performance, and they may not include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate standalone company during the historical periods presented. For additional information, refer to “Basis of Presentation” in Note 1- “Organization and Basis of Presentation” in the accompanying Consolidated and Combined Condensed Financial Statements.

Overview

Please see Part I, Item 1. “Business” in our 2022 Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

General

We are a world leader in connected fabrication technology and gas control solutions. Our rich history of innovative products and workflow solutions and our business management system, ESAB Business Excellence or EBX allows us to realize our purpose of “Shaping the World We Imagine”. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

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

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. We believe our business mix is well balanced between sales in emerging and developed markets, and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. We believe our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe that the recent acquisition of Therapy Equipment Limited, on January 11, 2023, is aligned with this strategic direction. Refer to Note 3 “Acquisition” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three months ended March 31, 2023 and April 1, 2022.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended March 31, 2023, and April 1, 2022 is affected by the following additional significant items:

The COVID-19 Pandemic

The Company continues to actively monitor COVID-19, and the impacts on our results and operations. As reflected in the discussions that follow, the pandemic and actions taken in response to it have had a variety of impacts on our results of operations during 2022, including sales levels, and together with other market dynamics has contributed to ongoing inflation and supply chain challenges, including labor, raw material, and component shortages.

For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Part I. Item 1A. Risk Factors” section of the 2022 Form 10-K.

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1 “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as “Part I. Item 1A. Risk Factors” section of the 2022 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

During 2022, we completed the acquisitions of Ohio Medical, LLC, a global leader in central gas systems and Swift-Cut Automation Limited, a provider of light industrial cutting systems. For additional information on these acquisitions refer to our 2022 Form 10-K.

During the three months ended March 31, 2023, we completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators. For additional information on this acquisition refer to Note 3 “Acquisition” in the accompanying Notes contained elsewhere in this Form 10-Q.

Foreign Currency Fluctuations

A significant portion of our Net sales, 78% for the three months ended March 31, 2023, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended March 31, 2023 compared to the three months ended April 1, 2022, fluctuations in foreign currencies had reduced Net sales by 2.1%, Gross profit by 2.0% and Selling, general and administrative expenses by 2.9%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which results in enhanced investor interest in this information. Core adjusted EBITDA is a non-GAAP financial measure that excludes Russia for the three months ended March 31, 2023 and April 1, 2022, due to the Russia Ukraine conflict. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense (income) and other, net, Pension settlement gains, Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, further removing the impact of Russia for the three months ended March 31, 2023 and April 1, 2022, respectively. Adjusted EBITDA and Core adjusted EBITDA, assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three months ended March 31, 2023 and April 1, 2022.

	Three Months Ended March 31, 2023
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$34.1
Income tax expense			37.0
Interest expense (income) and other, net			19.5
Operating income (GAAP)	39.9	50.8	90.7
Adjusted to add (deduct)
Restructuring and other related charges(2)	0.9	8.5	9.4
Acquisition-amortization and other related charges(3)	5.3	4.0	9.3
Depreciation and other amortization	3.3	5.3	8.6
Adjusted EBITDA (non-GAAP)	$49.4	$68.6	$118.0
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.3	5.3
Core adjusted EBITDA (non-GAAP)	$49.4	$63.3	$112.7
Adjusted EBITDA margin (non-GAAP)	17.0%	17.5%	17.2%
Core adjusted EBITDA margin (non-GAAP)(5)	17.0%	17.8%	17.4%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(4) Adjusted EBITDA relating to Russia for the three months ended March 31, 2023.
(5) Net sales were $37.1 million relating to Russia for the three months ended March 31, 2023.

	Three months ended April, 1 2022
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$58.4
Income tax expense			25.7
Interest expense (income) and other, net			(0.5)
Operating income (GAAP)	30.2	53.4	83.6
Adjusted to add (deduct):
Restructuring and other related charges(2)	3.6	1.7	5.3
Separation costs(3)(4)	2.3	1.3	3.6
Acquisition-amortization and other related charges(5)	4.1	3.6	7.7
Depreciation and other amortization	3.5	5.5	9.0
Other(6)	0.3	(0.2)	0.1
Adjusted EBITDA (non-GAAP)	$44.0	$65.3	$109.3
Adjusted EBITDA attributable to Russia (non-GAAP)(7)	—	8.4	8.4
Core adjusted EBITDA (non-GAAP)	$44.0	$56.9	$100.9
Adjusted EBITDA margin (non-GAAP)	16.2%	17.4%	16.9%
Core adjusted EBITDA margin (non-GAAP)(8)	16.2%	17.0%	16.6%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
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
(6) Relates to the adjustment for certain items included withing the Interest expense (income) and other, net line within the Consolidated and Combined Statements of Operations.
(7) Adjusted EBITDA relating to Russia for the three months ended April 1, 2022
(8) Net sales were $40.9 million relating to Russia for the three months ended April 1, 2022.

Total Company

Sales

Net sales increased for the three months ended March 31, 2023 as compared with the three months ended April 1, 2022.

The following table presents the components of changes in our consolidated and combined condensed Net sales.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)
For the three months ended April 1, 2022	$647.9
Components of Change:
Existing businesses (organic sales growth)(1)	30.5	4.7%
Acquisitions(2)	19.3	3.0%
Foreign Currency translation(3)	(13.7)	(2.1)%
Total sales growth	36.1	5.6%
For the three months ended March 31, 2023	$684.0
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

Net sales from existing businesses increased $30.5 million during the three months ended March 31, 2023, compared to the prior year period primarily due to inflation-related customer pricing increases of $38.6 million and new product initiatives, partially offset by reduced sales volumes mainly due to the Russia and Ukraine conflict. During the three months ended March 31, 2023, net sales from acquisitions were primarily attributable to Ohio Medical and Swift-Cut Limited which closed in the fourth quarter of 2022. The strengthening of the U.S. Dollar relative to other currencies caused a $13.7 million unfavorable currency translation impact during the three months ended March 31, 2023.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) increased for the three months ended March 31, 2023 as compared with the three months ended April 1, 2022. The following table presents the components of changes in our consolidated and combined condensed Net sales.

	Three Months Ended
	Core Sales(4)	Change %
	(Dollars in millions)
For the three months ended April 1, 2022	$607.0
Components of Change:
Existing businesses (core organic sales growth)(1)	43.8	7.2%
Acquisitions(2)	19.3	3.2%
Foreign Currency translation(3)	(23.2)	(3.8)%
Total core sales growth	39.9	6.6%
For the three months ended March 31, 2023	$646.9
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
(4) Represents sales excluding Russia for the three months ended March 31, 2023 and April 1, 2022, respectively.

Core Sales from existing businesses for ESAB increased $43.8 million during the three months ended March 31, 2023. compared to the prior year period primarily due to inflation-related customer pricing increases of $39.0 million and new product initiatives during the three months ended March 31, 2023. During the three months ended March 31, 2023, net sales from acquisitions is primarily attributed to Ohio Medical and Swift-Cut Limited which closed in the fourth quarter of 2022. The strengthening of the U.S. Dollar relative to other currencies caused a $23.2 million unfavorable currency translation impact during the three months ended March 31, 2023.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Gross profit	$247.4	$224.3
Gross profit margin	36.2%	34.6%
Selling, general and administrative expense	$147.3	$135.4
Net income from continuing operations	$34.1	$58.4
Net income margin from continuing operations	5.0%	9.0%
Adjusted EBITDA (non-GAAP)	$118.0	$109.3
Adjusted EBITDA margin (non-GAAP)	17.2%	16.9%
Core adjusted EBITDA (non-GAAP)	$112.7	$100.9
Core adjusted EBITDA margin (non-GAAP)	17.4%	16.6%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$9.4	$5.3
Acquisition-amortization and other related charges(2)	$9.3	$7.7
Separation costs(3)(4)	$—	$3.6
Interest expense (income) and other, net(5)	$19.5	$(0.5)
Income tax expense	$37.0	$25.7
Depreciation and other amortization	$8.6	$9.0
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(6)	$5.3	$8.4
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination, impairment of long-lived assets and other costs in connection with the closure of and optimization of facilities and product lines.
(2) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
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
(6) Adjusted EBITDA relating to Russia for the three months ended March 31, 2023 and April 1, 2022.

First Quarter of 2023 Compared to First Quarter of 2022

Gross profit increased $23.1 million in the first quarter of 2023 compared with the prior year period. This increase was primarily attributable to benefits from price, acquisitions and restructuring initiatives and other savings, partially offset by inflation-related cost increases, reduced sales volumes and unfavorable product mix and currency translation. Gross profit margin increased primarily due to the benefit from price increases, restructuring initiatives and acquisitions partially offset by inflation-related cost increases.

Selling, general and administrative expense increased $11.9 million in the first quarter of 2023 compared to the prior year period. This increase is primarily driven by incremental costs from acquisitions, growth initiatives and costs related to being an independent public company, partially offset by a favorable currency translation impact.

The effective tax rate of 52.0% for the quarter ended March 31, 2023 differed from the effective tax rate of 30.6% for the same period ending April 1, 2022 due to the increase in discrete tax adjustments for dividend withholding taxes and an increase in unrecognized tax benefits due to an adverse court ruling in a tax case in a foreign jurisdiction in the recent period.

Net income from continuing operations decreased $24.3 million in the first quarter of 2023 compared with the prior year period primarily due to the interest expense related to our new Term Facility and Revolving Facility established in connection with the Separation and a higher effective tax rate in the three months ended March 31, 2023, as mentioned above. Net income margin from continuing operations decreased primarily due to the items discussed above.

In the first quarter of 2023, Adjusted EBITDA increased $8.7 million and Adjusted EBITDA margin increased by 30 basis points compared to the same period in 2022 benefiting from higher Gross profit partially offset by an increase in Selling, general and administrative expenses. Core adjusted EBITDA increased from $100.9 million to $112.7 million, and Core adjusted EBITDA margins expanded 80 basis points from 16.6% to 17.4%.

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

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Net sales	$291.6	$272.3
Gross profit	$105.7	$89.2
Gross profit margin	36.3%	32.8%
Selling, general and administrative expense	$64.9	$55.4
Adjusted EBITDA (non-GAAP)	$49.4	$44.0
Adjusted EBITDA margin (non-GAAP)	17.0%	16.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.9	$3.6
Acquisition- amortization and other related charges	$5.3	$4.1
Separation costs	$—	$2.3
Depreciation and other amortization	$3.3	$3.5

First Quarter of 2023 Compared to First Quarter of 2022

Net sales in our Americas segment increased $19.3 million in the first quarter of 2023 compared with the prior year period. Net sales from existing business increased $12.2 million offset by $5.9 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases offset by a decrease in sales volumes. Acquisitions contributed to $13.0 million of the overall sales increase, Gross profit increased due to price increases and acquisitions, partially offset by inflation-related cost increases, a decrease in sales volumes and an unfavorable currency impact. Gross profit margin increased 350 basis points primarily due to price increase; and the accretive impact of the Ohio Medical acquisition is partially offset by inflation impact. Selling, general and administrative expense increased primarily due to employee costs and growth initiative spending. Adjusted EBITDA, and related margins improved primarily as a result of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in millions)
Net sales	$392.4	$375.6
Gross profit	$141.7	$135.1
Gross profit margin	36.1%	36.0%
Selling, general and administrative expense	$82.4	$80.0
Adjusted EBITDA (non-GAAP)	$68.5	$65.3
Adjusted EBITDA margin (non-GAAP)	17.5%	17.4%
Core adjusted EBITDA (non-GAAP)	$63.2	$56.9
Core adjusted EBITDA margin (non-GAAP)	17.8%	17.0%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$8.5	$1.7
Acquisition- amortization and other related charges	$4.0	$3.6
Separation costs	$—	$1.3
Depreciation and other amortization	$5.3	$5.5
Items excluded from Core adjusted EBITDA
Adjusted EBITDA attributable to Russia (non-GAAP)	$5.3	$8.4

First Quarter of 2023 Compared to First Quarter of 2022

Net sales increased for our EMEA & APAC segment by $16.8 million in the first quarter of 2023 compared with the prior year period. Net sales from existing business increased $18.3 million offset by $7.8 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases and to a lesser extent, sales of new products, partially offset by a decline in sales to Russia. Acquisitions contributed to $6.3 million of the overall sales increase. Gross profit increased in the first quarter of 2023 compared with the prior year period primarily due to price increases, partially offset by an unfavorable product mix, other inflation-related cost increases, and an unfavorable currency translation impact. Gross profit margin remained largely consistent compared to the same period in 2022. Selling, general and administrative expense increased slightly compared to the same period in 2022. Adjusted EBITDA increased compared to the same period in 2022. Core adjusted EBITDA increased from $56.9 million to $63.2 million and the related Core adjusted EBITDA margins expanded 80 basis points from 17.0% to 17.8%.

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

On June 28, 2022, we amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million Term Loan A-3 Facility with a maturity date of April 3, 2025 to refinance our existing Term Loan A-2 Facility (the “Term Loan A-3 Facility” and together with the Term Loan A-1 Facility, the “Term Loans”). Also on June 28, 2022, we borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remained unchanged.

As of March 31, 2023, we were in compliance with the covenants under Credit Agreement. As of March 31, 2023, the weighted average interest rate of borrowings under the Credit Agreement was 4.93%, excluding accretion of deferred financing fees. Refer to Note 10 “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to swap agreements.

As of end of the first quarter, we had the capacity for additional indebtedness of up to $531 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to Note 9 “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Credit Facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months.

Cash Flows

As of March 31, 2023, we had $82.1 million of Cash and cash equivalents, an increase of $10.0 million from the balance as of December 31, 2022 of $72.0 million.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(Dollars in Millions)(1)
Net cash provided by operating activities	$38.1	$16.1
Purchases of property, plant and equipment	(7.7)	(5.9)
Proceeds from sale of property, plant and equipment	0.7	2.7
Acquisition, net of cash received	(18.7)	—
Net cash used in investing activities	(25.7)	(3.2)
Proceeds from borrowings on revolving credit facility and other	187.0	—
Repayments of borrowings on revolving credit facility	(189.8)	(0.5)
Payments of deferred consideration	—	(1.5)
Payment of dividends	(3.0)	—
Distributions to noncontrolling interest holders	(1.2)	(0.9)
Transfers from Former Parent, net	—	2.8
Net cash used in financing activities	(7.0)	(0.1)
Effect of foreign exchange rates on Cash and cash equivalents	4.8	2.6
Increase in Cash and cash equivalents	$10.0	$15.4
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Cash provided by operating activities were positively impacted by improvement in working capital partially offset by interest payments of $19.1 million for the three months ended March 31, 2023 which were related to our Term Loans and Revolving Facility.

•Cash used in operating activities related to discontinued operations for the three months ended March 31, 2023 and April 1, 2022 were $5.4 million and $4.6 million, respectively which was mainly asbestos-related.

•Restructuring initiatives were $4.2 million for the three months ended March 31, 2023 and $6.7 million for the three months ended April 1, 2022, which includes severance and other termination benefits including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $18.7 million of cash used for the acquisition of Therapy Equipment Limited during the three months ended March 31, 2023.

Cash outflows used in financing activities of $7.0 million during the three months ended March 31, 2023 was driven by repayment of borrowings on the Revolving Facility of $2.0 million, distributions to non-controlling interest holders of $1.2 million. and the payment of a cash dividend of $0.05 per share, or $3.0 million, to stockholders of record as of December 30, 2022.

Cash flows used in financing activities for the three months ended April 1, 2022 primarily relates to our activity with the Former Parent.

Our Cash and cash equivalents as of March 31, 2023 include $68.5 million held in jurisdictions outside the U.S. Cash repatriation of non-U.S. cash into the U.S. may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

We entered into certain credit facilities pursuant to the terms of a credit agreement on April 4, 2022. Please refer to Note 9 “Debt” in our Notes included in this Form 10-Q for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the three months ended March 31, 2023 would have increased interest expense by approximately $1.5 million. In order to mitigate our interest risk, in July 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 10 “Derivatives” in our Notes included in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 31, 2023, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of March 31, 2023 would result in a reduction in Equity of approximately $157 million. In 2022, we entered into two fixed-to-fixed cross-currency swaps which will provide a hedge to a portion of our European net asset position. See Note 10 “Derivatives” in our Notes to Consolidated and Combined Condensed Financial Statements included in this Form 10-Q for additional information.

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

Commodity Price Risk

We are exposed to changes in the prices of raw materials used in our production processes. In order to manage commodity price risk, we periodically enter into fixed price contracts directly with suppliers. See Note 10 “Derivatives” in our Notes included in this Form 10-Q for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 13 “Commitments and Contingencies,” in the Notes included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements”, in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2022 Form 10-K filed with the SEC on March 7, 2023. There were no material changes during the three months ended March 31, 2023 to the risk factors reported in the “Risk Factors” section of the Company’s 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	May 2, 2023

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	May 2, 2023

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	May 2, 2023