Form 10-Q
period 2023-09-29
ESAB Corp
filed 2023-11-01
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2023
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
Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☑
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 29, 2023, there were 60,271,072 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Net sales	$680,996	$620,265	$2,085,418	$1,929,353
Cost of sales	431,282	410,927	1,324,392	1,268,212
Gross profit	249,714	209,338	761,026	661,141
Selling, general and administrative expense	145,439	121,668	442,836	394,026
Restructuring and other related charges	3,129	6,676	17,742	16,629
Operating income	101,146	80,994	300,448	250,486
Pension settlement gain	—	(3,300)	—	(3,300)
Interest expense and other, net	20,502	12,165	58,831	19,516
Income from continuing operations before income taxes	80,644	72,129	241,617	234,270
Income tax expense	19,808	17,836	77,806	63,629
Net income from continuing operations	60,836	54,293	163,811	170,641
Loss from discontinued operations, net of taxes	(1,723)	(977)	(4,259)	(4,898)
Net income	59,113	53,316	159,552	165,743
Less: Income attributable to noncontrolling interest, net of taxes	1,543	962	4,506	2,703
Net income attributable to ESAB Corporation	$57,570	$52,354	$155,046	$163,040
Earnings (loss) per share – basic
Income from continuing operations	$0.98	$0.88	$2.63	$2.78
Loss on discontinued operations	$(0.03)	$(0.02)	$(0.07)	$(0.08)
Net income per share	$0.95	$0.86	$2.56	$2.70
Earnings (loss) per share – diluted
Income from continuing operations	$0.97	$0.88	$2.61	$2.77
Loss on discontinued operations	$(0.03)	$(0.02)	$(0.07)	$(0.08)
Net income per share – diluted	$0.94	$0.86	$2.54	$2.69

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$59,113	$53,316	$159,552	$165,743
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense of $2,984, $1,630, $2,546 and $2,328	(63,808)	(98,792)	(7,988)	(245,868)
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(13), $2,895, $553 and $2,894	(47)	9,960	1,903	9,960
Defined benefit pension and other post-retirement plan activity, net of tax expense of $52, $235, $183 and $710	240	766	1,404	2,322
Other comprehensive loss	(63,615)	(88,066)	(4,681)	(233,586)
Comprehensive (loss) income	(4,502)	(34,750)	154,871	(67,843)
Less: comprehensive income (loss) attributable to noncontrolling interest	853	(181)	4,377	(693)
Comprehensive (loss) income attributable to ESAB Corporation	$(5,355)	$(34,569)	$150,494	$(67,150)

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	September 29, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,833	$72,024
Trade receivables, less allowance for credit losses of $25,664 and $23,471	388,483	374,329
Inventories, net	425,691	416,829
Prepaid expenses	62,765	56,637
Other current assets	69,967	68,851
Total current assets	1,029,739	988,670
Property, plant and equipment, net	276,295	284,226
Goodwill	1,554,004	1,529,767
Intangible assets, net	491,295	517,167
Lease assets - right of use	91,696	92,033
Other assets	313,014	342,152
Total assets	$3,756,043	$3,754,015

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$302,630	$316,265
Accrued liabilities	307,727	285,310
Total current liabilities	610,357	601,575
Long-term debt	1,089,329	1,218,643
Other liabilities	515,261	545,339
Total liabilities	2,214,947	2,365,557
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,271,072 and 60,094,725 shares outstanding as of September 29, 2023 and December 31, 2022, respectively	60	60
Additional paid-in capital	1,876,335	1,865,904
Retained earnings	303,954	159,231
Accumulated other comprehensive loss	(679,540)	(674,988)
Total ESAB Corporation equity	1,500,809	1,350,207
Noncontrolling interest	40,287	38,251
Total equity	1,541,096	1,388,458
Total liabilities and equity	$3,756,043	$3,754,015

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	31,903	—	1,313	33,216
Dividends declared ($0.05 per share)	—	—	—	(3,033)	—	—	(3,033)
Distributions to noncontrolling owners	—	—	—	—	—	(1,359)	(1,359)
Other comprehensive gain, net of tax benefit of $934	—	—	—	—	38,279	501	38,780
Common stock-based award activity	127,538	—	2,229	—	—	—	2,229
Balance at March 31, 2023	60,222,263	$60	$1,868,133	$188,101	$(636,709)	$38,706	$1,458,291
Net income	—	—	—	65,573	—	1,650	67,223
Dividends declared ($0.06 per share)	—	—	—	(3,644)	—	—	(3,644)
Other comprehensive gain, net of tax expense of $1,193	—	—	—	—	20,094	60	20,154
Common stock-based award activity	37,106	—	4,701	—	—	—	4,701
Balance at June 30, 2023	60,259,369	$60	$1,872,834	$250,030	$(616,615)	$40,416	$1,546,725
Net income	—	—	—	57,570	—	1,543	59,113
Dividends declared ($0.06 per share)	—	—	—	(3,646)	—	—	(3,646)
Distributions to noncontrolling owners	—	—	—	—	—	(982)	(982)
Other comprehensive loss, net of tax expense of $3,023	—	—	—	—	(62,925)	(690)	(63,615)
Common stock-based award activity	11,703	—	3,501	—	—	—	3,501
Balance at September 29, 2023	60,271,072	$60	$1,876,335	$303,954	$(679,540)	$40,287	$1,541,096

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	—	55,437	—	966	56,403
Distributions to noncontrolling owners	—	—	—	—	—	—	(941)	(941)
Other comprehensive loss, net of tax expense of $579	—	—	—	—	—	(43,895)	(508)	(44,403)
Former Parent common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Transfers to Former Parent, net	—	—	—	—	62,110	(59,263)	—	2,847
Balance at April 1, 2022	—	$—	$—	$—	$3,040,898	$(564,046)	$40,510	$2,517,362
Net income	—	—	—	55,249	—	—	775	56,024
Dividends declared ($0.05 per share)	—	—	—	(3,025)	—	—	—	(3,025)
Other comprehensive loss, net of tax expense of $594	—	—	—	—	—	(99,373)	(1,745)	(101,118)
Net Transfers from Former Parent, including Separation Adjustments	—	—	—	—	8,533	—	—	8,533
Net consideration paid to Former Parent in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Common stock-based award activity	9,232	—	3,627	—	—	—	—	3,627
Balance at July 1, 2022	60,043,543	$60	$1,852,998	$52,224	$—	$(663,419)	$39,540	$1,281,403
Net income	—	—	—	52,354	—	—	962	53,316
Dividends declared ($0.05 per share)	—	—	—	(3,029)	—	—	—	(3,029)
Distributions to noncontrolling owners	—	—	—	—	—	—	(1,019)	(1,019)
Other comprehensive loss, net of tax expense of $4,760	—	—	—	—	—	(86,923)	(1,143)	(88,066)
Common stock-based award activity	33,016	—	4,920	—	—	—	—	4,920
Balance at September 30, 2022	60,076,559	$60	$1,857,918	$101,549	$—	$(750,342)	$38,340	$1,247,525

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022

Cash flows from operating activities:
Net income	$159,552	$165,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other impairment charges	57,090	48,699
Stock-based compensation expense	11,150	9,532
Deferred income tax	756	(4,725)
Non-cash interest expense	896	1,673
Pension settlement gain	—	(3,300)
Changes in operating assets and liabilities:
Trade receivables, net	(15,170)	(7,361)
Inventories, net	(16,212)	(54,757)
Accounts payable	(17,746)	(10,916)
Other operating assets and liabilities	27,783	(21,673)
Net cash provided by operating activities	208,099	122,915
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,865)	(21,996)
Proceeds from sale of property, plant and equipment	5,171	4,322
Acquisition, net of cash received	(18,665)	—
Net cash used in investing activities	(42,359)	(17,674)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	1,000,000
Proceeds from borrowings on revolving credit facility	454,671	495,881
Repayments of borrowings on term credit facility	(6,250)	—
Repayments of borrowings on revolving credit facility and other	(578,623)	(360,000)
Payment of deferred financing fees and other	—	(4,904)
Payment of deferred consideration	—	(1,500)
Payment of dividends	(9,702)	(3,025)
Consideration to Former Parent in connection with the Separation	—	(1,200,000)
Distributions to noncontrolling interest holders	(2,279)	(1,960)
Transfers from Former Parent, net	—	2,847
Net cash used in financing activities	(142,183)	(72,661)
Effect of foreign exchange rates on Cash and cash equivalents	(12,748)	(13,155)
Increase in Cash and cash equivalents	10,809	19,425
Cash and cash equivalents, beginning of period	72,024	41,209
Cash and cash equivalents, end of period	$82,833	$60,634

See Notes to Consolidated and Combined Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a premier narrowly diversified global leader in connected fabrication technology and gas control solutions. ESAB provides its partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s rich history of innovative products and workflow solutions and its business system ESAB Business Excellence (“EBX”) allows the Company to realize its purpose of Shaping the World We Imagine.TM The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s third quarter ends on the last business day of the 13th week after the end of the prior quarter. As used herein, the third quarter results for 2023 and 2022 refer to the 13-week periods ended September 29, 2023 and September 30, 2022, respectively.

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

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and nine months ended September 29, 2023, Russia represented approximately 5% of the Company’s total revenue, and approximately $3 million and $10 million of its Net income, respectively. Russia also has approximately 4% of the Company’s total net assets excluding any goodwill allocation as of September 29, 2023. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $125 million as of September 29, 2023, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Combined Condensed Statements of Operations. Research and development costs were $9.0 million and $28.1 million during the three and nine months ended September 29, 2023, respectively, and $8.0 million and $27.1 million during the three and nine months ended September 30, 2022, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

The results of operations for the three and nine months ended September 29, 2023 are not necessarily indicative of the results of operations that may be achieved for the full year. In addition to the factors discussed elsewhere in this Form 10-Q, quarterly results are affected by seasonal variations in the Company’s businesses, and European operations typically experience a slowdown during the July, August and December holiday seasons.

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

Loss from discontinued operations, net of taxes consists of Selling, general and administrative expenses of $2.2 million and $5.2 million, and a tax benefit of $0.5 million and $1.0 million for the three and nine months ended September 29, 2023, respectively.

Loss from discontinued operations, net of tax consists of Selling, general and administrative expenses of $1.3 million and $6.2 million, and a tax benefit of $0.3 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. See Note 13 “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three and nine months ended September 29, 2023 was $2.5 million and $12.2 million, respectively, and was $5.6 million and $19.3 million for the three and nine months ended September 30, 2022, respectively.

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

4. Revenue

The Company provides advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Equipment	$209,037	$168,633	$635,305	$547,555
Consumables	471,959	451,632	1,450,113	1,381,798
Total	$680,996	$620,265	$2,085,418	$1,929,353

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 29, 2023 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2022 and December 31, 2021, total contract liabilities were $25.9 million and $22.3 million, respectively, and were included in Accrued liabilities on the Consolidated and Combined Condensed Balance Sheets. During the three and nine months ended September 29, 2023, revenue recognized that was included in the contract liability balance at the beginning of the year was $2.3 million and $16.7 million, respectively. During the three and nine months ended September 30, 2022, revenue recognized that was included in the contract liability balance at the beginning of the year was $4.6 million and $19.0 million, respectively. As of September 29, 2023 and September 30, 2022, total contract liabilities were $29.5 million and $22.5 million, respectively, and were included in Accrued liabilities on the Company’s Consolidated and Condensed Balance Sheets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended September 29, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,471	$3,769	$(1,455)	$(121)	$25,664

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$59,293	$53,331	$159,305	$167,938
Less: distributed and undistributed earnings allocated to nonvested shares	(425)	(407)	(1,162)	(1,152)
Income from continuing operations attributable to common stockholders	$58,868	$52,924	$158,143	$166,786
Weighted-average shares of Common stock outstanding – basic(3)	60,265,516	60,063,553	60,216,606	60,045,306
Income per share from continuing operations – basic	$0.98	$0.88	$2.63	$2.78

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$58,868	$52,924	$158,143	$166,786
Weighted-average shares of Common stock outstanding – basic(3)	60,265,516	60,063,553	60,216,606	60,045,306
Net effect of potentially dilutive securities(2)	465,197	99,668	376,153	82,378
Weighted-average shares of Common stock outstanding – dilution	60,730,713	60,163,221	60,592,759	60,127,684
Net income per share from continuing operations – diluted	$0.97	$0.88	$2.61	$2.77
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.5 million and $4.5 million for the three and nine months ended September 29, 2023, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2022, respectively.
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

6. Income Taxes

During the three and nine months ended September 29, 2023, Income from continuing operations before income taxes was $80.6 million and $241.6 million, respectively, while Income tax expense was $19.8 million and $77.8 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effective tax rate was 24.6% and 32.2% for the three and nine months ended September 29, 2023, respectively. The effective tax rates differed from the 2023 U.S. federal statutory rate of 21.0% primarily due to discrete tax expenses for dividend withholding taxes and an increase in the liability for uncertain tax positions as described below.

During the three and nine months ended September 30, 2022, Income from continuing operations before income taxes was $72.1 million and $234.3 million, respectively, while Income tax expense was $17.8 million and $63.6 million, respectively. The effective tax rate was 24.7% and 27.2% for the three and nine months ended September 30, 2022. The effective tax rates differed from the 2022 U.S. federal statutory rate of 21.0% primarily due to the impact of withholding taxes and non-deductible expenses.

During the nine months ended September 29, 2023, the Company changed its indefinite reinvestment assertion on certain undistributed earnings of the Company’s foreign subsidiaries, resulting in a total tax expense of $10.9 million, which was recorded in the three months ended March 31, 2023, on such earnings that have not been indefinitely reinvested.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). During the nine months ended September 29, 2023, due to an adverse court ruling in a tax case in a foreign jurisdiction the Company increased the related liability for uncertain tax positions by $9.4 million partially offset by changes in other positions that occurred during the three months ended March 31, 2023.

7. Inventories, Net

Inventories, net consisted of the following:

	September 29, 2023	December 31, 2022
	(In thousands)
Raw materials	$165,712	$153,099
Work in process	46,744	44,086
Finished goods	263,823	261,902
	476,279	459,087
LIFO reserve	(5,168)	(2,168)
Less: allowance for excess, slow-moving and obsolete inventory	(45,420)	(40,090)
	$425,691	$416,829

At September 29, 2023 and December 31, 2022, 29.9% and 31.5% of total inventories, respectively, were valued using the LIFO method.

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	September 29, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$51,467	$171,983	$49,615	$161,500
Compensation and related benefits	90,480	54,307	74,794	57,438
Asbestos liability	31,016	194,575	30,108	230,581
Contract liability	29,488	—	25,899	—
Lease liability	20,271	74,700	18,664	76,163
Warranty liability	13,369	—	12,946	—
Third-party commissions	16,561	—	18,315	—
Restructuring liability	4,877	47	7,533	285
Other	50,198	19,649	47,436	19,372
	$307,727	$515,261	$285,310	$545,339

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(In thousands)
Warranty liability, beginning of period	$12,946	$14,954
Accrued warranty expense	4,448	4,367
Changes in estimates related to pre-existing warranties	2,710	2,190
Cost of warranty service work performed	(7,891)	(6,815)
Acquisition-related liability	1,278	—
Foreign exchange translation effect	(122)	(975)
Warranty liability, end of period	$13,369	$13,721

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended September 29, 2023
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,910	$7,405	$(8,122)	$(97)	$4,096
Facility closure costs and other(2)	2,908	4,986	(7,321)	255	828
Subtotal	$7,818	12,391	$(15,443)	$158	$4,924
Non-cash charges(3)		5,351
Total		$17,742
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes impairment of long-lived assets in connection with the closure and optimization of facilities and product lines.

9. Debt

Long-term debt consisted of the following:

	September 29, 2023	December 31, 2022
	(In thousands)
Term loans	$993,750	$1,000,000
Revolving credit facilities	97,250	221,000
Total debt	1,091,000	1,221,000
Unamortized deferred financing fees	(1,671)	(2,357)
Long-term debt	$1,089,329	$1,218,643

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

The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

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

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Facilities”, and together with the Revolving Facility, the “Facilities”) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Credit Agreement currently consists of the following facilities:

•A $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027;

•A Term A-1 loan with an aggregate principal amount of $400 million (the “Term Loan A-1 Facility”) with a maturity date of April 4, 2027; and,

• A Term Loan A-3 loan with an aggregate principal amount of $600 million (the “Term Loan A-3 Facility”) with a maturity date of April 3, 2025.

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

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) rate plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Credit Agreement Amendment), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (consolidated total debt divided by EBITDA, according to the definitions in the credit agreement and ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross currency swap agreements during the year ended December 31, 2022. Refer to Note 10 “Derivatives” for additional information.
As of September 29, 2023, the weighted-average interest rate of borrowings under the Credit Agreement was 5.22%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $653 million of borrowing capacity available under the Revolving Facility, subject to meeting financial covenants and other requirements.

Deferred Financing Fees

The Company had total deferred financing fees of $2.7 million included in its Consolidated Balance Sheet as of September 29, 2023, which will be charged to Interest expense and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $2.7 million, $1.0 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $1.7 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $76 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $110.3 million. Total letters of credit of $28.1 million were outstanding as of September 29, 2023.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of September 29, 2023. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts is $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company. The spread was 1.250% as of September 29, 2023. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The above interest rate swap agreements are designated and qualify as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the nine months ended September 29, 2023.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

The Company expects a gain of $9.9 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of September 29, 2023.

The effects of designated cash flow hedges on the Company’s Consolidated and Combined Condensed Statements of Operations consisted of the following:

		Three Months Ended		Nine Months Ended
Derivative type	(Gain) loss recognized in the Consolidated and Combined Condensed Statements of Operations:	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
		(In thousands)
Interest rate swap agreements	Interest expense and other, net	$(1,051)	$1,045	$(5,746)	$1,045

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. In addition, the cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million at September 29, 2023, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Combined Condensed Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company did not have any ineffectiveness related to net investment hedges during the nine months ended September 29, 2023.

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

		Three Months Ended		Nine Months Ended
Derivative type	(Gain) recognized in the Consolidated and Combined Condensed Statements of Operations:	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
		(In thousands)
Cross currency swap agreements	Interest expense and other, net	$(1,197)	$(897)	$(3,585)	$(897)

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below shows the fair value of the derivatives recognized in the Consolidated Balance Sheet:

	September 29, 2023		December 31, 2022
Designated as hedging instruments:	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$9,645	$—	$10,769	$—
Interest rate swap agreements	—	16,798	—	14,342
Total	$9,645	$16,798	$10,769	$14,342

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of September 29, 2023 and December 31, 2022, the Company had foreign currency contracts related to purchases and sales with notional values of $202.5 million and $260.0 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated Balance Sheet:

	September 29, 2023		December 31, 2022
Not designated as hedging instruments:	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$2,345	$—	$2,166	$3,682

The amounts in the table above as of September 29, 2023 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.6 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Combined Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
Foreign currency contracts	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Change in unrealized gains (losses)	$(2,567)	$279	$(3,860)	$469
Realized gain (loss)	(370)	(740)	896	(17,235)

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 29, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$2,301	$—	$—	$2,301
Foreign currency contracts - not designated as hedges	—	612	—	612
Interest rate swap agreements	—	16,798	—	16,798
Deferred compensation plans	—	3,205	—	3,205
	$2,301	$20,615	$—	$22,916

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,957	$—	$2,957
Cross currency swap agreements	—	9,645	—	9,645
Deferred compensation plans	—	3,205	—	3,205
	$—	$15,807	$—	$15,807

	December 31, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,195	$—	$—	$8,195
Foreign currency contracts - not designated as hedges	—	3,682	—	3,682
Interest rate swap agreements	—	14,342	—	14,342
Deferred compensation plans	—	2,501	—	2,501
	$8,195	$20,525	$—	$28,720

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,166	$—	$2,166
Cross currency swap agreements	—	10,769	—	10,769
Deferred compensation plans	—	2,501	—	2,501
	$—	$15,436	$—	$15,436

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the nine months ended September 29, 2023, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10 “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 29, 2023.

12. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCI including reclassifications out of AOCI for the nine months ended September 29, 2023 and September 30, 2022. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2022	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(108)	31,276	(2,086)	—	29,082
Gain on long-term intra-entity foreign currency transactions	—	12,501	—	—	12,501
Unrealized loss on cash flow hedges	—	—	—	(2,051)	(2,051)
Other comprehensive (loss) income before reclassifications	(110)	43,777	(2,086)	(2,051)	39,530
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	279	—	—	(1,530)	(1,251)
Net current period Other comprehensive (loss) income	169	43,777	(2,086)	(3,581)	38,279
Balance at March 31, 2023	$(63,678)	$(570,130)	$(10,422)	$7,521	$(636,709)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(49)	(6,381)	(3,036)	—	(9,466)
Gain on long-term intra-entity foreign currency transactions	—	23,142	—	—	23,142
Unrealized gain on cash flow hedges	—	—	—	7,640	7,640
Other comprehensive income (loss) before reclassifications	(51)	16,761	(3,036)	7,640	21,314
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	889	—	—	(2,109)	(1,220)
Net current period Other comprehensive (loss) income	838	16,761	(3,036)	5,531	20,094
Balance at June 30, 2023	$(62,840)	$(553,369)	$(13,458)	$13,052	$(616,615)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4	—	—	—	4
Foreign currency translation adjustment	161	(79,233)	5,992	—	(73,080)
Gain on long-term intra-entity foreign currency transactions	—	9,962	—	—	9,962
Unrealized gain on cash flow hedges	—	—	—	767	767
Other comprehensive income (loss) before reclassifications	165	(69,271)	5,992	767	(62,347)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	236	—	—	(814)	(578)
Net current period Other comprehensive (loss) income	401	(69,271)	5,992	(47)	(62,925)
Balance at September 29, 2023	$(62,439)	$(622,640)	$(7,466)	$13,005	$(679,540)
(1) The amounts on this line within the Net Unrecognized Pension And Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three and nine months ended September 29, 2023, the amount on this line within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 10 “Derivatives” for additional details.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2021	$(21,196)	$(439,692)	$—	$—	$(460,888)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	490	(45,171)	—	—	(44,681)
Other comprehensive income (loss) before reclassifications	490	(45,171)	—	—	(44,681)
Amounts reclassified from Accumulated other comprehensive loss(1)	786	—	—	—	786
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	—	—	(59,263)
Net current period Other comprehensive income (loss)	(49,228)	(53,930)	—	—	(103,158)
Balance at April 1, 2022	$(70,424)	$(493,622)	$—	$—	$(564,046)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(1,354)	(98,789)	—	—	(100,143)
Other comprehensive income (loss) before reclassifications	(1,354)	(98,789)	—	—	(100,143)
Amounts reclassified from Accumulated other comprehensive loss(1)	770	—	—	—	770
Net current period Other comprehensive income (loss)	(584)	(98,789)	—	—	(99,373)
Balance at July 1, 2022	$(71,008)	$(592,411)	$—	$—	$(663,419)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	3,685	(108,755)	7,421	—	(97,649)
Unrealized gain on cash flow hedges	—	—	—	9,150	9,150
Other comprehensive income (loss) before reclassifications	3,685	(108,755)	7,421	9,150	(88,499)
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	766	—	—	810	1,576
Net current period Other comprehensive income (loss)	4,451	(108,755)	7,421	9,960	(86,923)
Balance at September 30, 2022	$(66,557)	$(701,166)	$7,421	$9,960	$(750,342)
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
(3) During the three and nine months ended September 30, 2022, the amount on this line within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 10 “Derivatives” for additional details.

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

Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(Number of claims)
Claims unresolved, beginning of period	14,106	14,559
Claims filed(1)	3,353	3,285
Claims resolved(2)	(4,095)	(3,677)
Claims unresolved, end of period	13,364	14,167
(1) Claims filed include all asbestos claims for which notification have been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated Balance Sheet included the following amounts related to asbestos-related litigation:

	September 29, 2023	December 31, 2022
	(In thousands)
Long-term asbestos insurance asset(1)	$184,815	$215,112
Long-term asbestos insurance receivable(1)	18,727	17,231
Accrued asbestos liability(2)	31,016	30,108
Long-term asbestos liability(3)	194,575	230,581
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

14. Segment Information

ESAB is a premier narrowly diversified global leader in connected fabrication technology and gas control solutions. ESAB provides its partners with advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement gain, Restructuring and other related charges, separation costs, acquisition - amortization and other related charges, and depreciation and other amortization.

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Net sales:
Americas	$305,816	$281,361	$907,663	$844,741
EMEA & APAC	375,180	338,904	1,177,755	1,084,612
	$680,996	$620,265	$2,085,418	$1,929,353
Adjusted EBITDA(1):
Americas	$57,187	$46,385	$164,892	$138,937
EMEA & APAC	65,338	58,649	207,696	185,871
	$122,525	$105,034	$372,588	$324,808
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In thousands)
Net income from continuing operations	$60,836	$54,293	$163,811	$170,641
Income tax expense	19,808	17,836	77,806	63,629
Interest expense and other, net(1)	20,502	12,165	58,831	19,516
Pension settlement gain	—	(3,300)	—	(3,300)
Restructuring and other related charges	3,129	6,676	17,742	16,629
Separation costs(2)	—	1,834	—	8,923
Acquisition - amortization and other related charges(3)	9,285	7,217	27,826	22,524
Depreciation and other amortization	8,965	8,313	26,572	26,178
Other(4)	—	—	—	68
Adjusted EBITDA	$122,525	$105,034	$372,588	$324,808
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
(4) Relates to certain items included within the Interest expense (income) and other, net line within the Consolidated and Combined Statements of Operations.

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

In addition, the expenses reflected in the financial statements for the three months ended April 1, 2022 are not indicative of expenses the Company will incur in the future. Allocation methodologies utilized include the Company’s relative share of total Former Parent revenues and headcount.

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

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022. Following the Separation, the Company independently incurs expenses as a stand-alone company and corporate expenses from Enovis were no longer allocated to the Company; therefore, no related amounts were reflected on the Company’s financial statements for the nine months ended September 29, 2023.

Net Parent Investment

All of the Company’s transactions with the Former Parent were considered to be financing transactions, which are presented as Transfers from Former Parent, net in the accompanying Consolidated and Combined Condensed Statements of Cash Flows.

16. Subsequent Events

The dividend of $3.6 million included in Accrued liabilities in the Consolidated Balance Sheet at September 29, 2023 was paid on October 13, 2023 to stockholders of record as of September 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our,” and “us”) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2023 (this “Form 10-Q”) and the Consolidated and Combined Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q is filed with the SEC. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the anticipated benefits of the ESAB’s separation (“the Separation”) from Enovis Corporation, formerly known as Colfax Corporation (“Enovis,” “Colfax” or “the Former Parent”); the expected financial and operating performance of, and future opportunities for, the Company following the Separation; the tax treatment of the Separation; the impact of the war in Ukraine and the resulting escalating geopolitical tensions; impact of COVID-19, including supply chain disruptions; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including but not limited to the following:

•our ability to operate as a stand-alone public company;

•our ability to achieve the intended benefits from the Separation;

•the war in Ukraine and escalating geopolitical tensions as a result of Russia’s invasion of Ukraine and the related impact on energy supplies and prices;

•changes in the general economy, including disruptions caused by geopolitical conflicts, as well as the cyclical nature of the markets we serve;

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

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under Part I. Item 1.A. “Risk Factors” in our 2022 Form 10-K.

See Part I. Item 1.A. “Risk Factors” in our 2022 Form 10-K and Part II. Item 1.A “Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

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

The accompanying Consolidated and Combined Condensed Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We utilized allocations and carve-out methodologies through April 4, 2022 to prepare our historical financial statements. The combined financial statements for the periods prior to the Separation herein are not indicative of subsequent performance, and they do not include the actual expenses that would have been incurred by us and do not reflect our results of operations, financial position and cash flows had we been a separate standalone company during the historical periods presented. For additional information, refer to “Basis of Presentation” in Note 1 “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q.

Overview

Please see Part I. Item 1. “Business” in our 2022 Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

General

We are a premier narrowly diversified global leader in connected fabrication technology and gas control solutions. Our rich history of innovative products and workflow solutions and our business management system, ESAB Business Excellence or EBX, allows us to realize our purpose of Shaping the World We ImagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

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

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and nine months ended September 29, 2023 and September 30, 2022.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended September 29, 2023 and September 30, 2022 is affected by the following additional significant items:

COVID-19

As reflected in the discussions that follow, the COVID-19 virus and actions taken in response to it had a variety of impacts on our results of operations during 2022, including sales levels, and together with other market dynamics contributed to ongoing inflation and supply chain challenges, including labor, raw material, and component shortages.

For additional information on the risks of COVID-19 to the Company’s operations, refer to the Part I. Item 1.A. “Risk Factors” section of the 2022 Form 10-K.

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1 “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as Part I. Item 1.A. “Risk Factors” section of the 2022 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

During the fourth quarter of 2022, we completed the acquisitions of Ohio Medical, LLC (“Ohio Medical”), a global leader in central gas systems, and Swift-Cut Automation Limited (“Swift-Cut Limited”), a provider of light industrial automated cutting systems. For additional information on these acquisitions, refer to our 2022 Form 10-K.

During the first quarter of 2023, we completed the acquisition of Therapy Equipment Limited (“Therapy Equipment”), a regional leader in oxygen regulators. For additional information on this acquisition, refer to Note 3 “Acquisition” in the accompanying Notes contained elsewhere in this Form 10-Q.

Foreign Currency Fluctuations

A significant portion of our Net sales, 79%, for the three and nine months ended September 29, 2023 are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended September 29, 2023 compared to the three months ended September 30, 2022, fluctuations in foreign currencies reduced Net sales by 1.3% and Gross profit by 1.9% and increased Selling, general and administrative expenses by 1.2%.

For the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022, fluctuations in foreign currencies reduced Net sales by 1.8%, Gross profit by 2.1% and Selling, general and administrative expenses by 1.1%.

Seasonality

Our European operations typically experience a slowdown during the July, August and December vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which results in enhanced investor interest in this information. Core adjusted EBITDA is a non-GAAP financial measure that excludes Russia from Adjusted EBITDA for the three and nine months ended September 29, 2023 and September 30, 2022, due to the Russia Ukraine conflict. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement gain, Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, further removing the impact of Russia for the three and nine months ended September 29, 2023 and September 30, 2022, respectively. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and nine months ended September 29, 2023 and September 30, 2022.

	Three Months Ended September 29, 2023			Nine Months Ended September 29, 2023
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$60.8			$163.8
Income tax expense			19.8			77.8
Interest expense and other, net			20.5			58.8
Operating income (GAAP)	46.5	54.7	101.1	132.4	168.0	300.4
Adjusted to add (deduct)
Restructuring and other related charges(2)	1.6	1.6	3.1	5.4	12.3	17.7
Acquisition-amortization and other related charges(3)	5.2	4.0	9.3	16.0	11.9	27.8
Depreciation and other amortization	3.9	5.0	9.0	11.1	15.5	26.6
Adjusted EBITDA (non-GAAP)	$57.2	$65.3	$122.5	$164.9	$207.7	$372.6
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	4.7	4.7	—	15.7	15.7
Core adjusted EBITDA (non-GAAP)	$57.2	$60.6	$117.8	$164.9	$192.0	$356.9
Adjusted EBITDA margin (non-GAAP)	18.7%	17.4%	18.0%	18.2%	17.6%	17.9%
Core adjusted EBITDA margin (non-GAAP)(5)	18.7%	17.9%	18.3%	18.2%	18.1%	18.1%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(4) Adjusted EBITDA relating to Russia for the three and nine months ended September 29, 2023.
(5) Net sales were $36.9 million and $114.4 million relating to Russia for the three and nine months ended September 29, 2023, respectively.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$54.3			$170.6
Income tax expense			17.8			63.6
Interest expense and other, net			12.2			19.6
Pension settlement gain			(3.3)			(3.3)
Operating income (GAAP)	36.6	44.4	81.0	102.6	147.9	250.5
Adjusted to add (deduct):
Restructuring and other related charges(2)	1.9	4.8	6.7	9.1	7.6	16.6
Separation costs(3)(4)	0.8	1.0	1.8	4.6	4.3	8.9
Acquisition-amortization and other related charges(5)	4.0	3.3	7.2	12.3	10.2	22.5
Depreciation and other amortization	3.2	5.1	8.3	10.1	16.1	26.2
Other(6)	—	—	—	0.3	(0.2)	0.1
Adjusted EBITDA (non-GAAP)	$46.4	$58.6	$105.0	$138.9	$185.9	$324.8
Adjusted EBITDA attributable to Russia (non-GAAP)(7)	—	9.5	9.5	—	23.4	23.4
Core adjusted EBITDA (non-GAAP)	$46.4	$49.2	$95.5	$138.9	$162.5	$301.4
Adjusted EBITDA margin (non-GAAP)	16.5%	17.3%	16.9%	16.4%	17.1%	16.8%
Core adjusted EBITDA margin (non-GAAP)(8)	16.5%	16.6%	16.6%	16.4%	16.7%	16.6%
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
(6) Relates to the adjustment for certain items included within the Interest expense and other, net line within the Consolidated and Combined Statements of Operations.
(7) Adjusted EBITDA relating to Russia for the three and nine months ended September 30, 2022.
(8) Net sales were $43.3 million and $113.7 million relating to Russia for the three and nine months ended September 30, 2022, respectively.

Total Company

Sales

Net sales increased for the three and nine months ended September 29, 2023 as compared with the three and nine months ended September 30, 2022.

The following table presents the components of changes in our consolidated and combined condensed Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended September 30, 2022	$620.3		$1,929.4
Components of Change:
Existing businesses (organic sales growth)(1)	47.3	7.6%	130.9	6.8%
Acquisitions(2)	21.3	3.4%	59.7	3.1%
Foreign currency translation(3)	(7.9)	(1.3)%	(34.5)	(1.8)%
Total sales growth	60.7	9.8%	156.1	8.1%
For the three and nine months ended September 29, 2023	$681.0		$2,085.4
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

Net sales from existing businesses increased $47.3 million during the three months ended September 29, 2023, compared to the prior year period, due to an increase in sales volumes of $30.1 million and customer pricing increases of $17.1 million. During the three months ended September 29, 2023, net sales from acquisitions were attributable to Ohio Medical, Swift-Cut Limited and Therapy Equipment. The strengthening of the U.S. Dollar relative to other currencies caused a $7.9 million unfavorable currency translation impact during the three months ended September 29, 2023.

Net sales from existing businesses increased $130.9 million during the nine months ended September 29, 2023, compared to the prior year period, due to an increase in sales volumes of $56.0 million and customer pricing increases of $74.9 million. During the nine months ended September 29, 2023, net sales from acquisitions were attributable to Ohio Medical, Swift-Cut Limited and Therapy Equipment. The strengthening of the U.S. Dollar relative to other currencies caused a $34.5 million unfavorable currency translation impact during the nine months ended September 29, 2023.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) increased for the three and nine months ended September 29, 2023 as compared with the three and nine months ended September 30, 2022. The following table presents the components of changes in our consolidated and combined condensed Net sales.

	Three Months Ended		Nine Months Ended
	Core Sales(4)	Change %	Core Sales(4)	Change %
	(Dollars in millions)
For the three and nine months ended September 30, 2022	$577.0		$1,815.7
Components of Change:
Existing businesses (core organic sales growth)(1)	38.0	6.6%	118.8	6.5%
Acquisitions(2)	21.3	3.7%	59.7	3.3%
Foreign currency translation(3)	7.8	1.3%	(23.1)	(1.3)%
Total core sales growth	67.1	11.6%	155.3	8.6%
For the three and nine months ended September 29, 2023	$644.1		$1,971.0
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
(4) Net sales relating to Russia were $36.9 million and $114.4 million for the three and nine months ended September 29, 2023, respectively, and $43.3 million and $113.7 million for the three and nine months ended September 30, 2022, respectively.

Core Sales from existing businesses for ESAB increased $38.0 million during the three months ended September 29, 2023, compared to the prior year period primarily due to customer pricing increases of $14.4 million and an increase in sales volume of $23.5 million during the three months ended September 29, 2023. During the three months ended September 29, 2023, net sales from acquisitions were attributed to Ohio Medical, Swift-Cut Limited and Therapy Equipment. The changes in foreign exchange rates caused a $7.8 million favorable currency translation impact during the three months ended September 29, 2023.

Core Sales from existing businesses for ESAB increased $118.8 million during the nine months ended September 29, 2023, compared to the prior year period primarily due to customer pricing increases of $72.8 million and an increase in sales volume of $46.0 million during the nine months ended September 29, 2023. During the nine months ended September 29, 2023, net sales from acquisitions were attributed to Ohio Medical, Swift-Cut Limited and Therapy Equipment. The strengthening of the U.S. Dollar relative to other currencies caused a $23.1 million unfavorable currency translation impact during the nine months ended September 29, 2023.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Gross profit	$249.7	$209.3	$761.0	$661.1
Gross profit margin	36.7%	33.7%	36.5%	34.3%
Selling, general and administrative expense	$145.4	$121.7	$442.8	$394.0
Net income from continuing operations	$60.8	$54.3	$163.8	$170.6
Net income margin from continuing operations	8.9%	8.8%	7.9%	8.8%
Adjusted EBITDA (non-GAAP)	$122.5	$105.0	$372.6	$324.8
Adjusted EBITDA margin (non-GAAP)	18.0%	16.9%	17.9%	16.8%
Core adjusted EBITDA (non-GAAP)	$117.8	$95.5	$356.9	$301.4
Core adjusted EBITDA margin (non-GAAP)	18.3%	16.9%	18.1%	16.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$3.1	$6.7	$17.7	$16.6
Acquisition-amortization and other related charges(2)	$9.3	$7.2	$27.8	$22.5
Separation costs(3)(4)	$—	$1.8	$—	$8.9
Interest expense and other, net	$20.5	$12.2	$58.8	$19.6
Income tax expense	$19.8	$17.8	$77.8	$63.6
Pension settlement gain	$—	$(3.3)	$—	$(3.3)
Depreciation and other amortization	$9.0	$8.3	$26.6	$26.2
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(5)	$4.7	$9.5	$15.7	$23.4
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
(5) Adjusted EBITDA relating to Russia for the three and nine months ended September 29, 2023 and September 30, 2022.

Third Quarter of 2023 Compared to Third Quarter of 2022

Gross profit increased $40.4 million in the third quarter of 2023, which resulted in the gross profit margin expanding 300 basis points to 36.7% compared with the prior year period. This increase was primarily attributable to benefits from sales volumes, acquisitions, and price, partially offset by inflation-related cost increases and unfavorable currency translation.

Selling, general and administrative expense increased $23.7 million in the third quarter of 2023, compared to the prior year period. This increase is primarily driven by incremental costs from acquisitions, growth initiatives, higher employee costs, partially offset by savings from restructuring initiatives.

The effective tax rate of 24.6% for the quarter ended September 29, 2023 was in line with the effective tax rate of 24.7% for the same period ending September 30, 2022.

Net income from continuing operations increased $6.5 million in the third quarter of 2023, compared with the prior year period primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses and interest expense. Net income margin from continuing operations increased slightly due to the items discussed above.

In the third quarter of 2023, Adjusted EBITDA increased $17.5 million and Adjusted EBITDA margin increased by 110 basis points compared to the same period in 2022 benefiting from higher Gross profit partially offset by an increase in Selling, general and administrative expenses. Core adjusted EBITDA increased from $95.5 million to $117.8 million, and Core adjusted EBITDA margins expanded 140 basis points from 16.9% to 18.3%.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Gross profit increased $99.9 million in the nine months ended September 29, 2023, which resulted in gross profit margin increasing compared with the prior year period. This increase was primarily attributable to benefits from increased sales volumes, price increases, acquisitions, and restructuring initiatives, partially offset by inflation-related cost increases and unfavorable currency translation.

Selling, general and administrative expense increased $48.8 million in the nine months ended September 29, 2023, compared to the prior year period. This increase is primarily driven by incremental costs from acquisitions, employee costs, growth initiatives and costs related to being an independent public company, partially offset by a favorable currency translation impact and savings from restructuring initiatives.

The effective tax rate of 32.2% for the nine months ended September 29, 2023 differed from the effective tax rate of 27.2% for the same period ending September 30, 2022 due to the increase in discrete tax adjustments for dividend withholding taxes and an increase in unrecognized tax benefits due to an adverse court ruling in a tax case in a foreign jurisdiction.

Net income from continuing operations decreased $6.8 million in the nine months ended September 29, 2023, compared with the prior year period, primarily due to the interest expense related to our Term Facility and Revolving Facility established during the second quarter of 2022 in connection with the Separation and a higher effective tax rate in the nine months ended September 29, 2023, as mentioned above. Net income margin from continuing operations decreased by 90 basis points primarily due to the items discussed above.

In the nine months ended September 29, 2023, Adjusted EBITDA increased $47.8 million and Adjusted EBITDA margin increased by 110 basis points compared to the same period in 2022 benefiting from higher Gross profit partially offset by an increase in Selling, general and administrative expenses. Core adjusted EBITDA increased from $301.4 million to $356.9 million, and Core adjusted EBITDA margins expanded 130 basis points from 16.8% to 18.1%.

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

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Net sales	$305.8	$281.4	$907.7	$844.7
Gross profit	$116.0	$91.8	$336.9	$280.9
Gross profit margin	37.9%	32.6%	37.1%	33.2%
Selling, general and administrative expense	$68.0	$53.4	$199.0	$169.3
Adjusted EBITDA (non-GAAP)	$57.2	$46.4	$164.9	$138.9
Adjusted EBITDA margin (non-GAAP)	18.7%	16.5%	18.2%	16.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.6	$1.9	$5.4	$9.1
Acquisition- amortization and other related charges	$5.2	$4.0	$16.0	$12.3
Separation costs	$—	$0.8	$—	$4.6
Depreciation and other amortization	$3.9	$3.2	$11.1	$10.1
Third Quarter of 2023 Compared to Third Quarter of 2022

Net sales in our Americas segment increased $24.4 million in the third quarter of 2023, compared with the prior year period. Net sales from existing business increased $11.3 million partially offset by $1.5 million in unfavorable currency translation. The increase in Net sales from existing business was mainly due to pricing increases partially offset by a decrease in sales volumes, which was primarily a result of a product line simplification initiative. The Ohio Medical acquisition contributed to $14.6 million of the overall sales increase. Gross profit increased $24.2 million due to price increases, benefits from the product line simplification initiative, and the Ohio Medical acquisition, partially offset by inflation-related cost increases, a decrease in sales volumes and an unfavorable currency impact. Gross profit margin expanded 530 basis points to 37.9%, due to price increases, benefits from a product line simplification initiative, productivity improvements, and the accretive impact of the Ohio Medical acquisition, partially offset by inflation. Selling, general and administrative expense increased primarily due to growth initiatives, employee costs and the Ohio Medical acquisition. Adjusted EBITDA increased $10.8 million to $57.2 million and margins expanded 220 basis points to 18.7% primarily because of the aforementioned factors.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Net sales in our Americas segment increased $62.9 million in the nine months ended September 29, 2023, compared with the prior year period. Net sales from existing business increased $35.4 million partially offset by $13.9 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to customer pricing increases offset by a slight decrease in sales volumes. The Ohio Medical acquisition contributed to $41.5 million of the overall sales increase. Gross profit increased $56.0 million to $336.9 million due to customer price increases, benefits from a product line simplification initiative, and the Ohio Medical acquisition, partially offset by inflation-related cost increases, a slight decrease in sales volumes and an unfavorable currency impact. Gross profit margin increased 390 basis points to 37.1% primarily due to price increases, benefits from a product line simplification initiative, and the accretive impact of the Ohio Medical acquisition partially offset by inflation. Selling, general and administrative expense increased primarily due to employee costs and growth initiative spending, the Ohio Medical acquisition, and an unfavorable currency impact. Adjusted EBITDA increased $26.0 million to $164.9 million and margins expanded 180 basis points to 18.2% primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(Dollars in millions)
Net sales	$375.2	$338.9	$1,177.8	$1,084.6
Gross profit	$133.7	$117.5	$424.1	$380.3
Gross profit margin	35.6%	34.7%	36.0%	35.1%
Selling, general and administrative expense	$77.4	$68.2	$243.8	$224.8
Adjusted EBITDA (non-GAAP)	$65.3	$58.6	$207.7	$185.9
Adjusted EBITDA margin (non-GAAP)	17.4%	17.3%	17.6%	17.1%
Core adjusted EBITDA (non-GAAP)	$60.6	$49.2	$192.0	$162.5
Core adjusted EBITDA margin (non-GAAP)	17.9%	16.6%	18.1%	16.7%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.6	$4.8	$12.3	$7.6
Acquisition- amortization and other related charges	$4.0	$3.3	$11.9	$10.2
Separation costs	$—	$1.0	$—	$4.3
Depreciation and other amortization	$5.0	$5.1	$15.5	$16.1
Items excluded from Core adjusted EBITDA
Adjusted EBITDA attributable to Russia (non-GAAP)	$4.7	$9.5	$15.7	$23.4

Third Quarter of 2023 Compared to Third Quarter of 2022

Net sales increased for our EMEA & APAC segment by $36.3 million in the third quarter of 2023, compared with the prior year period. Net sales from existing business increased $36.0 million offset by $6.4 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to an increase in sales volumes and to a lesser extent, acquisitions and sales of new products. The Swift-Cut Limited and Therapy Equipment acquisitions contributed $6.7 million of the overall sales increase. Gross profit increased $16.2 million in the third quarter of 2023 compared with the prior year period primarily due to an increase in sales volumes, acquisitions, and benefits from restructuring initiatives. Gross profit margin expanded 90 basis points compared to the same period in 2022 due to the increase in sales as mentioned above, accretive impact of acquisitions, and benefits from restructuring initiatives. Selling, general and administrative expense increased compared to the same period in 2022 due to higher employee costs and spending to support growth initiatives. Core adjusted EBITDA increased from $49.2 million to $60.6 million and the related Core adjusted EBITDA margins expanded 130 basis points from 16.6% to 17.9% primarily because of the aforementioned factors.
Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Net sales increased for our EMEA & APAC segment by $93.1 million in the nine months ended September 29, 2023, compared with the prior year period. Net sales from existing business increased $95.5 million offset by $20.6 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to an increase in sales volumes and inflation-related pricing increases. The Swift-Cut Limited and Therapy Equipment acquisitions contributed $18.2 million of the overall sales increase. Gross profit increased $43.8 million in the nine months ended September 29, 2023, compared with the prior year period primarily due to customer price increases and increased sales volumes, partially offset by inflation-related cost increases. Gross profit margin expanded 90 basis points compared to the same period in 2022, due to the increase in sales noted above and benefits from restructuring initiatives.
Selling, general and administrative expense increased compared to the same period in 2022 due to acquisitions and increased employee costs, partially offset by restructuring initiatives. Core adjusted EBITDA increased from $162.5 million to $192.0 million and the related Core adjusted EBITDA margins expanded 140 basis points from 16.7% to 18.1%.

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

On June 28, 2022, we amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million Term Loan A-3 Facility with a maturity date of April 3, 2025 to refinance our existing Term Loan A-2 Facility (the “Term Loan A-3 Facility” and together with the Term Loan A-1 Facility, the “Term Loans”). Also on June 28, 2022, we borrowed the entire $600 million under the Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remained unchanged.

As of September 29, 2023, we were in compliance with the covenants under the Credit Agreement. As of September 29, 2023, the weighted average interest rate of borrowings under the Credit Agreement was 5.22%, excluding accretion of deferred financing fees. Refer to Note 10 “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to swap agreements.

As of end of the third quarter, we had the capacity for additional indebtedness of up to $653 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $76 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 9 “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months.

Cash Flows

As of September 29, 2023, we had $82.8 million of Cash and cash equivalents, an increase of $10.8 million from the balance as of December 31, 2022 of $72.0 million.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(Dollars in Millions)(1)
Net cash provided by operating activities	$208.1	$122.9
Purchases of property, plant and equipment	(28.9)	(22.0)
Proceeds from sale of property, plant and equipment	5.2	4.3
Acquisition, net of cash received	(18.7)	—
Net cash used in investing activities	(42.4)	(17.7)
Proceeds from borrowings on term credit facility	—	1,000.0
Proceeds from borrowings on revolving credit facility and other	454.7	495.9
Repayments of borrowings on term credit facility	(6.3)	—
Repayments of borrowings on revolving credit facility and other	(578.6)	(360.0)
Payment of deferred financing fees and other	—	(4.9)
Payments of deferred consideration	—	(1.5)
Payment of dividends	(9.7)	(3.0)
Distributions to noncontrolling interest holders	(2.3)	(2.0)
Consideration to Former Parent in connection with the Separation	—	(1,200.0)
Transfers from Former Parent, net	—	2.8
Net cash used in financing activities	(142.2)	(72.7)
Effect of foreign exchange rates on Cash and cash equivalents	(12.7)	(13.2)
Increase in Cash and cash equivalents	$10.8	$19.4
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income and improvement in working capital turns offset by higher interest payments for the nine months ended September 29, 2023, which were related to our Term Loans and Revolving Facility.

•Discontinued operations for the nine months ended September 29, 2023 and September 30, 2022 were outflows of $12.2 million and $19.3 million, respectively, which were mainly asbestos-related.

•Restructuring initiatives were $15.4 million for the nine months ended September 29, 2023 and $17.7 million for the nine months ended September 30, 2022, which includes severance and other termination benefits including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $18.7 million of cash used primarily for the acquisition of Therapy Equipment Limited during the nine months ended September 29, 2023.

Cash outflows used in financing activities of $142.2 million during the nine months ended September 29, 2023 was driven by net repayment of borrowings on the Revolving Facility of $123.9 million, repayment of $6.3 million on the term credit facility, distributions to non-controlling interest holders of $2.3 million and the payment of three cash dividends totaling $9.7 million.

Our Cash and cash equivalents as of September 29, 2023 include $73.4 million held in jurisdictions outside the United States Cash repatriation of non-United States cash into the United States may be subject to taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Please refer to Note 9 “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. A hypothetical increase in interest rates of 1% during the nine months ended September 29, 2023 would have increased interest expense by approximately $3.7 million. To mitigate our interest risk, in July 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 10 “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended September 29, 2023, approximately 79% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of September 29, 2023 would result in a reduction in Equity of approximately $174 million. In 2022, we entered into two fixed-to-fixed cross-currency swaps, which will provide a hedge to a portion of our European net asset position. See Note 10 “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2022 Form 10-K filed with the SEC on March 7, 2023. There were no material changes during the nine months ended September 29, 2023 to the risk factors reported in the “Risk Factors” section of the Company’s 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

On September 6, 2023, Mr. Shyam P. Kambeyanda, the President and Chief Executive Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 33,800 shares of Company common stock between December 7, 2023 and January 30, 2024, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 12, 2024.

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	November 1, 2023

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	November 1, 2023

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	November 1, 2023