Form 10-K
period 2023-12-31
ESAB Corp
filed 2024-02-29
CIK 1877322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

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
Large accelerated filer ☑     Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the Registrant on June 30, 2023 was $4.010 billion based upon the aggregate price of the registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

As of February 22, 2024, the number of shares of the Registrant’s common stock outstanding was 60,337,308.

EXHIBIT INDEX APPEARS ON PAGE

104
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.
2

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “ESAB,” “the Company,” “we,” “our” and “us” refer to ESAB Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the impact of ESAB’s separation (the “Separation”) from Enovis Corporation, formerly known as Colfax Corporation (“Enovis,” “Colfax” or the “Former Parent”); the expected financial and operating performance of and future opportunities for, the Company following the Separation; the tax treatment of the Separation; the impact of the war in Ukraine and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including, but not limited to the following:

•our ability to operate successfully as a stand-alone public company;

•our ability to achieve the intended benefits from the Separation;

•the wars in Ukraine and the Middle East, escalating geopolitical tensions and the related impact on energy supplies and prices;

•changes in the general economy, including disruptions caused by geopolitical conflicts, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs, including risks affecting raw material, part and component availability, labor shortages and inefficiencies, freight and logistical challenges and inflation in raw material, part, component, freight and delivery costs and our ability to increase our prices to account for increased costs;

•volatility in the commodity markets and certain commodity prices, including oil and steel;

•our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•our exposure to unanticipated liabilities resulting from acquisitions;

•significant movements in foreign currency exchange rates or inflation rates;

•the impact of natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics and other global health events;

•our ability and the ability of our customers to access required capital at a reasonable cost;

•our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•the amount of, and our ability to estimate and manage, our asbestos-related liabilities;

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

•risks associated with the representation of our employees by trade unions and works councils;

•our exposure to product liability claims;

•potential costs and liabilities associated with environmental, health and safety laws and regulations;

•failure to maintain, protect and defend our intellectual property rights;

•our ability to attract and retain our employees, including the loss of key members of our leadership team;

•restrictions in our financing arrangements that may limit our flexibility in operating our business;

•impairment in the value of intangible assets;

•the funding requirements or obligations of our defined benefit pension plans and other postretirement benefit plans;

•new regulations and customer preferences reflecting an increased focus on environmental, social and governance issues, including regulations related to climate change and the use of conflict minerals;

•service interruptions, data corruption, cyber-based attacks or network security breaches affecting our electronic information systems;

•risks arising from changes in technology;

•the competitive environment in our industries;

•changes in our tax rates, realizability of deferred tax assets, or exposure to additional income tax liabilities;

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under Item 1A. “Risk Factors” in Part I of this Form 10-K.

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

Risk Factor Summary

The following summarizes the principal factors that make an investment in ESAB speculative or risky, all of which are more fully described under Item 1A. “Risk Factors” in Part I of this Form 10-K below. This summary should be read in connection with Item 1A. “Risk Factors” in Part I of this Form 10-K and should not be relied upon as an exhaustive summary of the material risks facing our business.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks, which are discussed more fully below, include, but are not limited to the following:

Risks Related to Our Business

•The cyclical nature and maturity of the welding and cutting industry in developed markets.
•A significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our products.
•Specific risks associated with international operations.
•The effects of wars and geopolitical tensions, including the Russian invasion of Ukraine and the international response to the invasion.
•The effects of natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics and other widespread health events.
•Significant movements in foreign currency exchange rates.
•The possibility that we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we are acquire.
•Our restructuring activities, which may subject us to additional uncertainty in our operating results.
•Any impairment in the value of our intangible assets, including Goodwill.
•Service interruptions, data corruption, cyber-based attacks or network security breaches to our electronic information systems.
•Our indebtedness, which could adversely affect our businesses and our ability to meet our obligations and pay dividends.
•The possibility that we do not generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness.
•A material disruption at any of our manufacturing facilities.
•The possibility of product liability lawsuits.
•Strikes, work stoppages or other slowdowns by our associates represented by trade unions or works councils or the failure to negotiate new and acceptable agreements with our associates represented by trade unions or works councils.
•Any failure to maintain and protect our intellectual property rights or challenges to these rights by third parties.
•Our defined benefit pension plans and post-retirement medical and death benefit plans, which could become subjects to funding requirements or obligations that could adversely affect our business.
•Our dependency on raw materials and parts and components used in our products.
•Inability to respond successfully to the competition.
•Changes in our tax rates or exposure to additional income tax liabilities.
•If we require additional capital, the potential for unsatisfactory terms or for additional capital to not be available, or the potential that we cannot fully access credit under future credit agreements.
•Our hedging activity.
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
•The impact of certain regulatory and financial risks related to climate change, anti-corruption, export control, medical device and other regulations.

Risks Related to the Separation and Our Relationship with Enovis

•Our limited history of operating as a separate, publicly traded company.
•Our indemnification obligation in connection with the Separation.
•Failure of Enovis to indemnify us from certain agreed-upon liabilities in connection with the Separation.
•The potential that we may be required to indemnify Enovis for certain tax liabilities.
•Our ability to engage in equity transactions could be limited by the Separation.
•Certain of our executives and directors have an equity interest in Enovis.
•We may have received better terms for unqualified third parties than the terms we received in our agreements with Enovis.

Risks Related to Our Common Stock

•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•Significant fluctuations in our stock price.
•We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
•Issuance of our equity securities may significantly dilute our existing stockholders.
•Provisions in our certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us.
•Our certificate of incorporation designates that state courts in the State of Delaware or, if not state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.

PART I

Item 1. Business

General

Founded in 1904, ESAB Corporation, is a focused premier industrial compounder. On April 4, 2022, ESAB completed its Separation from Colfax Corporation and became an independent, publicly-traded company, listed on the New York Stock Exchange (“NYSE”). We provide our partners with advanced equipment, consumables, gas control equipment, robotics and digital solutions. Our rich history of innovative products and workflow solutions and our business system, ESAB Business Excellence (“EBX”), enables our purpose of Shaping the world we imagineTM. Our products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. Products are marketed under several brand names, most notably ESAB, which we believe is well known in the international welding industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials and cutting consumables includes electrodes, nozzles, shields and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of global end markets, including general industry, infrastructure, renewable energy, medical and life sciences, transportation, construction and energy. Our sales channels include both independent distributors and direct salespeople that, depending on geography and end market, sell our products to our end users. ESAB is based in North Bethesda, Maryland and employs approximately 9,000 associates and serves customers in approximately 150 countries.

We believe our Company, which competes in an estimated $30 billion market, is one of the prominent industry players with a substantial position in every major market in the world, combining global scale with regional agility to maximize growth and profits. We define our addressable market as established fabrication technology equipment products and new products in automation, software and services, and estimate its size based on public data from peer companies, customer surveys and market analysis conducted by our sales function. Approximately 50% of our 2023 revenues were derived from developing markets, which we define as South America, Eastern Europe, India, Asia, Australia and the Middle East, and which are expected to grow at greater than twice the rate of more mature markets in North America and Europe, based on publicly available economic data from sources such as IHS Markit and the International Monetary Fund. Our gas control business is also well-positioned in attractive markets such as medical and specialty gas control.

Acquisitions are a core part of our strategy and are used to strengthen our Company and accelerate growth. Acquisitions follow our disciplined process to ensure strategic alignment, rapid integration and attractive long-term financial returns. During the year ended December 31, 2023, we completed one acquisition and we expect to complete more acquisitions in the following years. See Part II, Item 8, Note 5, “Acquisitions” of this Form 10-K for further information.

The Company

The Company has been built through a series of acquisitions, as well as organic growth. We seek to build an enduring premier global enterprise by applying EBX to continuously improve our Company and pursue growth in revenues and improvements in profit and cash flow.

EBX is integral to our operations. EBX is our culture and includes our values, a comprehensive set of tools and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths. We have used EBX to accelerate our growth and improve business performance.

Industry Overview

Our products and services are marketed worldwide and the markets we serve are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all of our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that we compete in are also served by Lincoln Electric and the welding business within Illinois Tool

Works, Inc. Our customer base is broadly diversified across many sectors of the economy and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities, timely delivery and strong aftermarket support. We believe that we are a leading competitor in each of our markets.

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

The following discussions of International Operations, Research and Development, Intellectual Property, Raw Materials, Seasonality, Working Capital, Regulatory Environment, Human Capital Management and Company Information and Access to SEC Reports include information that is common to both of our reportable segments, unless indicated otherwise.

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers an opportunity to access new markets for products. In addition, we believe that our exposure to developing economies will provide additional opportunities for growth in the future.

Our principal markets outside the United States are Europe, Asia, South America and the Middle East. Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business - The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

Research and Development

Our research and development focus on innovation; developing new products, software and services, as well as the enhancement of existing products with the latest technology and updated designs; creating new applications for existing products; lowering the cost of manufacturing our existing products; and redesigning existing product lines to increase efficiency, improve durability, enhance performance and usability.

Research and development expense was $38.8 million, $36.0 million and $39.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property, both in the United States and around the world for our business. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark or any group thereof essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations. We do not rely solely on our patents and other intellectual property rights to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

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

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons. However, the business impact caused by general economic conditions, geopolitical conflicts and other disruptions, may distort the effects of historical seasonality patterns and impact future seasonal variations.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements related to working capital items.

Regulatory Environment

We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, refer to Item 1A. “Risk Factors—Risks Related to Our Business.”

Some of our gas control products are related to medical device products and are subject to extensive regulation by the United States Food and Drug Administration (the “FDA”), European Union Medical Device Regulation (the “EU MDR”) and numerous other federal, state and foreign governmental authorities. These regulations include significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability and additional post-market surveillance and diligence. The process of obtaining regulatory approvals to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Additionally, modifications to our existing products may require new regulatory approvals and we may be required to cease marketing or to recall any modified product until we obtain clearance or approval.

Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management and workplace health and safety.

Our Quality, Environmental and Occupational Health & Safety (“QEHS”) Management Systems apply to all of ESAB’s operations, activities, people and units globally. We have achieved external certification of our QEHS Management Systems to the ISO 9001, ISO 14001 and ISO 45001 standards for the majority of ESAB’s operations, activities, people and units globally.

We maintain an Environment, Health & Safety Policy to ensure compliance with all applicable laws and regulations and promote safety and environmental protection as core business values. We are committed to continual improvement of our environment, health and safety management system through assessments, actionable planning and implementation of best practices. We establish objectives and appropriate targets for significant environmental aspects of our business operations and activities including, but not limited to, the reduction of energy and water consumed and waste minimization.

For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to Item 1A. “Risk Factors—Risks Related to Business.”

Export/Import Compliance

We are required to comply with various United States export/import control and economic sanctions laws, including:

•the International Traffic in Arms Regulations administered by the United States Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (which are items specifically designed or adapted for a military application and/or listed on the United States Munitions List);

•the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications);
•the regulations administered by the United States Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulatory activities of the United States Customs and Border Protection.

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, refer to Item 1A. “Risk Factors—Risks Related to Litigation and Regulatory Compliance—We have done and may continue to do business in countries subject to United States sanctions and embargoes. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions” and “Risk Factors—Risks Related to Litigation and Regulatory Compliance—If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.”

Human Capital Management

Employee Profile

As of December 31, 2023, we employed approximately 9,000 associates, of whom approximately 1,300 were employed in the United States and approximately 7,700 were employed outside of the United States.

Talent Development

In our effort to enable our purpose, Shaping the world we imagineTM, we strive to find extraordinary people and support them across their entire associate lifecycle, so they stay engaged in building, growing and sustaining the Company. As a result, we are committed to a “Talent First” strategy which starts with our associates’ health and safety. Our talent strategy is also focused on attracting great talent, elevating the associate experience, retaining our workforce and building the leadership bench strength needed for our future growth and success.

We know associate development is critical to our success. To nurture talent and build our bench strength, we offer a variety of global learning and development opportunities available to associates at all levels of our organization. We also offer mechanisms by which our associates can steer and request their own development. Our suite of programs focuses on leadership, business skills and compliance.

Employee Safety

The safety and well-being of ESAB's associates around the world has been, and always will be, a top priority. Guided by the Company's Environment, Health & Safety Policy, ESAB strives every day to foster a proactive safety culture. The Company is committed to continually improving its environment, health and safety management system through assessments, actionable planning, and evaluation and benchmarking of best practices.

Compensation and Benefits

As a global employer, the Company is committed to providing market-competitive compensation and benefits to attract and retain great talent across its global footprint. Specific compensation and benefits vary worldwide and are based on regional practices.

Diversity and Inclusion

ESAB is dedicated to creating an inclusive, welcoming culture in which every voice is valued. To advance this commitment, we have developed our Diversity, Equity and Inclusion Strategy. Our strategy is about embracing diversity and inclusion in our everyday actions while empowering and elevating others through equal opportunities, leading inclusively and ensuring every voice is valued.

Labor Relations

Approximately 17% of our United States associates are covered by collective bargaining agreements with United States trade unions. In addition, approximately 42% of our non-United States associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Africa and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 2021. Our principal executive offices are located at 909 Rose Avenue, 8th Floor, North Bethesda, MD 20852, and our main telephone number at that address is (301) 323-9099. Our corporate website address is www.esabcorporation.com.

We make available, free of charge through our website at https://investors.esabcorporation.com/overview, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, ESAB Corporation, 909 Rose Avenue, 8th Floor, North Bethesda, MD 20852, telephone (301) 323-9099. Information contained on our website is not incorporated by reference in this report. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. The following discussion addresses material factors that make an investment in the Company speculative or risky. In determining whether to buy, hold or sell any of our securities you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. If any of the following risks were to occur, our business, financial condition, results of operations and liquidity could be materially adversely affected, the value of our common stock could decline and investors could lose all or part of the value of their investment in ESAB shares. The occurrence of one of the events or risks discussed below may be material even when not initially recognized as such and does not preclude the possibility that a similar event or risk subsequently has a material adverse effect. Furthermore, the risks and uncertainties described below are those that we have identified as material but may not be the only risks to which ESAB might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, could have material adverse effects on our business, financial condition and results of operations.

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

Demand for our products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can postpone capital spending decisions or the delay or cancellation of existing orders. A reduction in demand for our products and services has resulted in the past, and in the future could result in, the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. For example, in 2020, we experienced a decline in customer demand for our products and services as a result of the COVID pandemic. Any reduced demand could have a material adverse effect on our business, financial condition and results of operations.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2023, we derived 78% of our sales from operations outside of the United States and, as of that date, we had principal manufacturing facilities in 13 countries in addition to the United States. For the year ended December 31, 2023, 44% and 56% of our Net sales were derived from the Americas and EMEA & APAC, respectively. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations, including tariffs or import-export restrictions or licensing requirements and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; inflation; labor, employment and environmental, health and safety laws and regulations that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered; difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural or man-

made disasters or adverse weather conditions (including events that may be caused or exacerbated by climate change), world health events, including COVID, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products; increased costs of transportation or shipping; and uncertainties arising from local business practices and cultural considerations.

Additionally, changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on imports from China or other countries, or retaliatory trade measures in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations.

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

Our operations are exposed to risks related to the Russian invasion of Ukraine and could be impacted by other wars and geopolitical turmoil.

The Russian invasion of Ukraine has significantly escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) member states and Russia and has led to macroeconomic and geopolitical instability. In response to Russia’s invasion of Ukraine, the United States and other countries have imposed numerous sanctions on Russia, including its major financial institutions and certain other businesses and individuals. The conflict may also result in additional sanctions being enacted by the United States, other NATO member states, or other countries. The impact of these sanctions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by the Company or have other adverse impacts including increased costs of raw materials and inputs, manufacturing or shipping delays, or result in reputational harm. While local and global supply chains have been impacted by the conflict, particularly with respect to the sourcing and cost of certain raw materials, our supply chain has not been materially adversely impacted as of the date of this Form 10-K. Further, we have incorporated applicable sanctions and export controls into our existing screening and monitoring procedures in Russia. Although the sanctions and export controls enacted in response to the invasion have not materially impacted our ability to service our existing customer base as of the date of this Form 10-K, further changes in laws and regulations or other factors impacting our ability to fulfill our contractual obligations could have an adverse effect on our results of operations.

The Russian invasion of Ukraine and the sanctions imposed in response have increased the level of economic and political uncertainty in Russia. While we continue to closely monitor the situation and evaluate options, we are meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2023, our operations in Russia represented approximately 6% of our total revenue, and approximately $12 million in Net income. Russia also had approximately 4% of our total net assets as of December 31, 2023. Our operations in Russia had a cumulative translation loss of approximately $115 million, which would be realized upon a transition out.

In addition, other wars and conflicts, turmoil in the geopolitical environment, terrorism and social unrest may put pressure on economic conditions, which could lead to reduced demand for our products and services and have other adverse impacts including increased costs of raw materials and inputs, supply chain interruptions, delays in manufacturing or shipping delays. The impact of any war or conflict is unknown and could have a material adverse effect on our business.

We cannot predict the future impact of these or any similar events and any heightened military conflict or geopolitical instability that may follow, including heightened operating risks and production disruptions in Russia, Europe and the Middle East, additional sanctions or counter-sanctions, heightened inflation, cyber-disruptions or attacks, higher energy costs, higher manufacturing costs, disruptions in raw materials supplies, increased raw material costs and higher supply chain costs. Such events may negatively impact our results of operations, cash flows and financial condition.

Natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics and other widespread health events have adversely impacted, and may in the future adversely impact, our results of operations, financial condition and overall financial performance.

As a global company with a large international footprint and a majority of our sales derived from international operations, including significant operations in developing economies, we have and will continue to be subject to increased risk of damage or disruption to our operations, employees, facilities, partners, suppliers, distributors, resellers and customers due to, among other things, natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics (such as COVID) and other widespread health events, wherever located around the world. We may be unable or unsuccessful in our efforts to plan for, respond to, or mitigate the effects of such incidents, any of which could adversely impact our results of operations, financial condition and overall financial performance. We may be unable to insure against such events, and any insurance we purchase may not be sufficient to compensate us for or may not cover the full impact of such events. The potential for future such events, the national and international response to such events and the perceived risk of such events, have created, and may continue to create economic and political uncertainties.

Significant movements in foreign currency exchange rates have adversely impacted our financial results in the past and may adversely impact our results in the future.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2023, approximately 78% of our sales were derived from operations outside of the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our results from different periods. In December 2023, the Argentinian peso significantly devalued due to changes in the foreign policy introduced by the Argentine government, which adversely impacted our results of operations and business in Argentina. Future impacts to earnings of applying highly inflationary accounting for Argentina on our financial statements will be dependent upon movements in the applicable exchange rates.

We also face exchange risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although we use the U.S. dollar as our functional currency for reporting purposes, we have manufacturing sites throughout the world and a substantial portion of our costs are incurred and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollar using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Further, we may be subject to foreign currency translation losses depending upon whether foreign nations devalue their currencies.

Acquisitions are a significant part of our growth strategy. If we are unable to identify suitable acquisition candidates, complete proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed and we may not realize the anticipated benefits of our acquisitions.

We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to: identify suitable acquisition candidates; negotiate appropriate acquisition terms; obtain debt or equity financing that we may need to complete proposed acquisitions; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the occurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal costs, compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operation.

In addition, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize, than we expect. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits and synergies from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected.

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

Our electronic information systems have been and could in the future be, subject to service interruptions, data corruption, cyber-based attacks, network security breaches and other cybersecurity incidents. Significant disruptions in, or breaches in security of, our electronic information systems or data can adversely affect our business and financial statements.

We rely on electronic information systems, including our own and third-party networks, the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information, personally identifiable information, credit card and other financial information and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements and research and development. These information systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses or other cybersecurity incidents. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations and liquidity could be materially adversely affected.

In addition, our information system and those of third parties upon which we rely are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, vulnerabilities, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information, either directly or by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We expect to continue to confront efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and those of third parties upon which we rely. Any such attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to have a material effect on us, we can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems will be successful in deterring or mitigating risks to or intrusions into our systems, networks and data or in effectively detecting or resolving such risks or intrusions when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of unauthorized access, exfiltration, loss, disclosure or misuse of our, customer, employee or other third-party information or systems, the compromise of confidential information, denial of access to, manipulation or destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our business or prospects, reputation and competitive position, including a material loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, disclosure or media reports of actual or perceived security vulnerabilities to our systems or those of our third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue or increased regulatory actions oversight and scrutiny.

As of December 31, 2023, we have approximately $1 billion of outstanding indebtedness with the ability to borrow incremental $718 million under the credit facility and an additional $78 million pursuant to certain uncommitted credit lines. This indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.

We are party to a $1.75 billion credit facility, approximately $1 billion of which was outstanding as of December 31, 2023. We also have the ability to incur an additional $78 million of indebtedness pursuant to certain uncommitted credit lines, and in the future we may incur additional indebtedness. See “Description of Certain Indebtedness.” This debt could have important, adverse consequences to us and our investors, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that govern our indebtedness restrict our ability to dispose of assets and may restrict the use of any proceeds from dispositions.

We may not be able to consummate dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster or adverse weather conditions (including events that may be caused or exacerbated by climate change), power outage, fire, explosion, terrorism, war, civil disobedience, cyber-based attack, pandemic or other contagious outbreak (such as the COVID pandemic), labor dispute or shortage or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

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

As the manufacturer of equipment for use in industrial markets and healthcare facilities, we may be subject to product liability claims. Component failures, manufacturing nonconformances, design defects, or inadequate disclosure of product-related risks or product-related information with respect to our products could result in unsafe conditions, injury or death. In addition, some of our products contain components manufactured by third parties, which may also have defects. Our product liability insurance policies have limits that may not be sufficient to cover claims made against us. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, approximately 38% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 7,700 associates, representing approximately 86% of our worldwide associate base, in foreign locations. In Canada, Australia and various countries in Europe, Asia and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Additionally, changes in government regulations, any pandemics or other contagious outbreaks, or political and economic instability could affect our ability to continue to receive materials from suppliers in the impacted region. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

The markets we serve are highly competitive. If we are unable to respond successfully to this competition, this could reduce our sales and operating margins.

Our business operates in highly fragmented and competitive markets. In order to maintain and enhance our competitive position, we intend to, among other things, continue investing in manufacturing quality, marketing, customer service and support, distribution networks and research and development. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products or more widely accepted, develop methods of more efficiently and effectively providing products and services, adapt more quickly than us to new technologies or evolving customer requirements or have a larger product portfolio.

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

We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations. See Item1. “Business—Industry and Competition” for additional information about the competitive markets in which we operate.

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in tax rates, changes in mix of earnings and losses in countries with differing statutory tax rates and changes in rules and regulations in jurisdictions in which we generate income. A number of the countries where we operate have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, many countries have enacted, proposed, or are considering enacting changes to their legislation to implement the adoption of the Organization for Economic Co-operation and Development’s (“OECD”) model rules for the global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (commonly referred to as Pillar Two). While the United States has not yet adopted Pillar Two, various other jurisdictions in which we operate around the world have enacted legislation and the OECD continues to release additional guidance. Based upon existing legislation and OECD guidance, Pillar Two could increase our future tax obligations in the countries in which we operate. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, we currently cannot assess whether the overall effect of such potential tax changes, but such changes could adversely impact our financial results. We are continuing to evaluate and monitor the impacts of Pillar Two legislation in the jurisdictions we operate.

In addition, the amount of income taxes we pay is subject to ongoing audits by United States federal, state and local tax authorities and by non-United States tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

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

We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Additionally, some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries. If we fail to comply with hedge accounting requirements, the gains or losses on those hedges could be recognized before the offsetting exposure materializes to offset them, potentially causing volatility in our earnings, cash or debt balances and therefore our leverage.

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

Certain subsidiaries contributed by the Former Parent immediately prior to the consummation of the Separation and pursuant to the terms of the Separation Agreement are one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of these subsidiaries, nor were these subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of the Former Parent’s Fluid Handling (“FH”) and Air and Gas Handling (“AGH”) businesses, the Former Parent and its subsidiaries retained the asbestos-related contingencies and insurance coverage related to these businesses, even though the Former Parent sold the operating assets of the FH and AGH businesses. In connection with the Separation, we agreed to indemnify the Former Parent for, among other things, the retained asbestos-related contingencies and liabilities related to these businesses. See Item 3. “Legal Proceedings” and Part II, Item 8. Note 19, “Commitments and Contingencies.”

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

In addition, we incur defense, settlement and/or judgment costs related to those claims, a portion of which has historically been reimbursed by insurers. We also incur legal costs in connection with efforts to recover insurance from certain of the contributed subsidiaries’ insurers relating to insurance coverage. These costs may be significant, and we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the costs of defending or resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations. See Item 3.”Legal Proceedings.”

We have done and may continue to do business in countries subject to United States sanctions and embargoes. Failure to comply with various sanction and embargo laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to United States sanctions and embargoes or may engage in business dealings with parties whose property or property interests may be blocked under non-country-specific United States sanctions programs. Failure to comply properly with various sanction and embargo laws to which we and our operations may be subject may result in enforcement or other regulatory actions. Specifically, from time to time, certain of our independent foreign subsidiaries sell products to companies and entities located in, or controlled by the governments of, certain countries that are or have previously been subject to sanctions and embargoes imposed by the United States government, the United Nations or other countries where we maintain operations. With the exception of the United States sanctions against Cuba and Iran, the applicable sanctions and embargoes generally do not prohibit our foreign subsidiaries from selling non-United States-origin products and services to countries that are or have previously been subject to sanctions and embargoes. However, our United States personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are United States citizens, are prohibited from participating in, approving or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under United States sanctions. These constraints impose compliance costs and risks on our operations and may negatively affect the financial or operating performance of such business activities. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. For information about our business in Russia, see also “Our operations are exposed to risks related to the Russian invasion of Ukraine and could be impacted by other wars and geopolitical turmoil.”

Our efforts to comply with United States and other applicable sanction and embargo laws may not be effective, and as a consequence we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions which could result in substantial costs. In addition, Syria, Sudan and Iran and certain other sanctioned countries currently are identified by the United States State Department as state sponsors of terrorism and have been subject to restrictive sanctions. Because certain of our independent foreign subsidiaries may have contact with and transact limited business in certain United States sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

In addition, certain states and municipalities within the United States have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ESAB or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our products manufactured or assembled in the United States are subject to the United States Export Administration Regulations, administered by the United States Department of Commerce, Bureau of Industry and Security (“BIS”), which require that an export license is obtained before such products can be exported to certain countries, and the United States Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of certain military or intelligence-related items, technologies and services to non-United States persons. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories that are the subject of comprehensive embargoes, as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the United States government, including substantial monetary penalties, denial of export privileges and debarment from United States government contracts. For example, from 2016 through 2020, one of our foreign subsidiaries engaged in certain transactions, a limited number of which included United States origin goods, either directly or indirectly through distributors, involving sales to specially designated nationals and/or to the Crimea region of Ukraine, which may have been made in violation of relevant trade sanctions or export control laws. We submitted a voluntary disclosure report to relevant United States government agencies regarding these transactions. On March 26, 2021 and August 26, 2021, Colfax received letters from BIS and OFAC, respectively, warning Colfax against future violations, and closing their respective matters without further action. No further communications from any other relevant United States government agencies have been received.

We are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection and data security.

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and foreign jurisdictions regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. Foreign laws we are subject to include the European Union’s General Data Protection Regulation (the “GDPR”) and the domestic version of the GDPR adopted by the United Kingdom in January 2021. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. The United States has also recently seen a significantly increased focus on the regulation of personal data, led by the passage of various comprehensive privacy and data protection laws at the state level. For example, the California Consumer Privacy Act (the “CCPA”) requires, among other things, that covered companies provide new disclosures to California consumers and affords such consumers certain rights, including the ability to opt out of certain types of data sharing and sales of their personal information. The California Privacy Rights Act, which went into effect in January 2023, amended the CCPA to provide for additional privacy protections. Similar legislation has been adopted in Virginia, Colorado, Utah and Connecticut, all of which came into effect in 2023. A number of other states have proposed or adopted their own privacy bills that will come into effect over the coming years. The wave of similar legislative developments in other states in the United States creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Moreover, if we fail to comply with these laws and regulations, we could be subject to fines and other penalties.

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

In addition, any environmental liability may be joint and several. Moreover, the presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We could be subject to environmental liabilities in the future as a result of historic or current operations, including historic operations at properties we acquire from third parties, which have resulted or will result in contamination.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to certain regulatory and financial risks related to climate change, which could adversely affect our business, financial condition, results of operations and cash flows.

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, enhanced disclosure regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. Such measures could subject us to additional costs and restrictions and require significant operating and capital expenditures, which could impact our business, financial condition, results of operations and cash flows. Additionally, such measures may impact our customers, which could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our reputation and our business, financial condition and results of operations.

In addition to the environmental, health, safety, anti-corruption, export control, privacy, data protection, data security and other regulations noted above, our businesses are also subject to extensive regulation by United States and non-United States governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels. Certain of our gas control products are classified as medical devices that are subject to regulation by the United States Food and Drug Administration and under the European Union Medical Device Regulation, as well as by other federal and local governmental agencies and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of such products. We are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions. These changes could negatively impact our business or financial position.

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. Failure to comply with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and cause us to incur significant legal and investigatory fees.

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

The historical information about us in this Form 10-K for periods prior to the Separation refers to our businesses as operated by and integrated with Colfax. Our historical financial information for such periods included in this Form 10-K is derived from the consolidated financial statements and accounting records of Colfax. Accordingly, the historical financial information for periods prior to the Separation included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future.

Significant changes have occurred, and may continue to occur, in our cost structure, management, financing and business operations as a result of operating as a company separate from Enovis. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and notes thereto included elsewhere in this Form 10-K.

Potential indemnification obligations to Enovis pursuant to the Separation Agreements could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

The separation and certain other agreements with Enovis, which we entered into with Enovis on April 4, 2022 in connection with the Separation (collectively referred to as the “Separation Agreements”), provide for, among other things, indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that Enovis may incur or may exist relating to our business activities (as currently and historically conducted) and those of Colfax’s divested FH and AGH businesses, whether incurred prior to or after the Separation. For example, pursuant to the Separation Agreements, we have agreed to indemnify Enovis for, among other things, the retained asbestos-related contingencies and liabilities related to the sale of Colfax’s FH and AGH businesses. See “—Risks Related to Litigation and Regulatory Compliance—Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.”

If we are required to indemnify Enovis under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities. See Item 3. “Legal Proceedings.”

In connection with the Separation, Enovis agreed to indemnify us for certain liabilities. However, there can be no assurance that such indemnity will be sufficient to insure us against the full amount of such liabilities, or that Enovis’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation Agreements, the tax matters agreement, and certain other agreements with Enovis, Enovis has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Enovis has agreed to retain, and there can be no assurance that the indemnity from Enovis will be sufficient to protect us against the full amount of such liabilities, or that Enovis will be able to fully satisfy its indemnification obligations.

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

The Distribution was conditioned upon, among other things, Colfax’s receipt of a private letter ruling from the United States Internal Revenue Service (the “IRS”) and the opinion of Latham & Watkins LLP, tax counsel to Colfax, both of which Colfax received, regarding the qualification of the Distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The private letter ruling and the opinion were based on, among other things, certain factual assumptions, representations and undertakings from Colfax and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings are incorrect or not satisfied, Enovis may not be able to rely on the private letter ruling or opinion, and Enovis and its stockholders could be subject to significant United States federal income tax liabilities. In addition, the private letter ruling does not address all the requirements for determining whether the Distribution will qualify for tax-free treatment, and the opinion, which addresses all such requirements, relies on the private letter ruling as to matters covered by the ruling and is not binding on the IRS or the courts. Notwithstanding any private letter ruling or opinion of tax counsel, the IRS could determine on audit that the Distribution does not qualify for tax free treatment if it determines that any of these factual assumptions, representations or undertakings are not correct or have been violated or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution.

If the Distribution is ultimately determined not to so qualify for tax free treatment, the Distribution could be treated as a taxable disposition of shares of ESAB stock by Enovis and as a taxable dividend or capital gain to Enovis’s stockholders for United States federal income tax purposes. In such case, Enovis and its stockholders that are subject to United States federal income tax could incur significant United States federal income tax liabilities.

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

Our ability to engage in equity transactions could be limited or restricted in order to preserve, for United States federal income tax purposes, the qualification of the Distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Even if the Distribution otherwise qualifies for tax-free treatment to Enovis’s stockholders under Section 355 of the Code, it may result in corporate-level taxable gain to Enovis if there is a 50% or greater change in ownership, by vote or value, of shares of ESAB’s stock, Enovis’s stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of ESAB’s stock or Enovis’s stock within two years of the Distribution are generally presumed to be part of such a plan, although Enovis may be able to rebut that presumption.

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

These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our businesses. For more information, refer to Part II, Item 8, Note 21, “Related Party Transactions.”

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

In addition, one of Enovis’s former executive officers is a member of our Board, and one member of Enovis’s board of directors serves on our Board, any of which could create, or appear to create, potential conflicts of interest when we and Enovis encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such director’s time between Enovis and us.

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

Risks Related to Shares of Our Common Stock

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The trading market for our common stock has existed only since the Separation. The price and trading volume of our common stock has been and may continue to be volatile and the value of an investment in our common stock could decline. Prior to the Separation, there was no public market for our common stock. An active trading market for our common stock may not be sustainable. The market price and trading volume of our common stock has fluctuated substantially and may continue to do so due to a number of factors, some of which may be beyond our control, including:

•our quarterly or annual earnings, or those of other companies in our industry;
•the failure of securities analysts to cover our common stock;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;
•changes to the regulatory and legal environment in which we operate;
•the impact of global conflicts, natural or man-made disasters or global health events;
•overall market fluctuations and domestic and worldwide economic conditions; and
•other factors described in these “Risk Factors” and elsewhere in this Form 10-K.

Pursuant to that certain restriction rights agreement we entered into with Mitchell P. Rales and Steven M. Rales (together, the “Rales Holders”), the Rales Holders and their permitted transferees have registration rights for the resale of certain shares of our common stock. These registration rights, which pursuant to the agreement will become available to the Rales Holders one year post the Distribution, would facilitate the resale of such securities into public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Rales Holders or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

We declared and paid a quarterly cash dividend of $0.05 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2023 and a quarterly cash dividend of $0.06 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2023. In addition, we declared, but have not yet paid, a quarterly dividend of $0.06 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2024. We cannot guarantee that we will continue to pay a dividend in the future. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of our Board.

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

Issuance of our equity securities may significantly dilute our existing stockholders.

In the future, our stockholders’ percentage ownership in our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and employees. These additional awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cybersecurity program that is reasonably designed to protect our information against cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our information systems as well as our business operations, financial condition and overall performance.

Internal Cybersecurity Team and Governance

The Board maintains responsibility for oversight of risks that may affect the Company. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee reviews the Company’s policies with respect to risk assessment and enterprise risk management, including with respect to cybersecurity risks. Certain members of our Audit Committee have experience with respect to cybersecurity risk management and have attended external trainings.

The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of the Company’s management team responsible for overseeing the Company’s cybersecurity risk program, including the head of our global cybersecurity team. These reports and updates may address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee periodically reports to the Board on data protection and cybersecurity matters. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, in certain circumstances, reported to the Board and/or Audit Committee in a timely manner.

At the management level, the head of the global cybersecurity team is responsible for overseeing and implementing a cybersecurity strategy aligned with the Company’s goals and needs. Our head of global cybersecurity has extensive experience with respect to cybersecurity matters as a result of over 10 years of relevant work experience and holds multiple industry certifications. Our cybersecurity function is supported by cybersecurity personnel with substantial industry experience as well as our network of regional IT leaders and our global IT infrastructure team. The head of the global cybersecurity receives ongoing updates from such individuals regarding the prevention, detection, mitigation and remediation of cybersecurity incidents.

In conjunction with management, the head of global cybersecurity regularly reviews risk management measures to identify and mitigate data protection and cybersecurity risks. Key performance indicators, emerging threats, current trends and notable detections are reported to members of the Company’s senior leadership team. The global cybersecurity team also works closely with our legal team to address legal, regulatory and contractual requirements.

Risk Management and Strategy

Cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. As a result, risks posed by cybersecurity threats are among the risks that the Company’s ERM process evaluates and assesses at least annually. The results of this risk assessment, including cybersecurity, are presented to the Board of Directors annually.

The cybersecurity team implements, monitors and maintains controls leveraging the National Institute of Standards and Technology (“NIST”) CyberSecurity Framework. These controls are designed to protect the confidentiality, availability and integrity of information systems. Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team. We view cybersecurity as a responsibility shared by all of our associates. As an organization committed to continuous improvement, we periodically conduct incident response tabletop exercises with key members of our leadership team, including our Chief Executive Officer, perform internal and external assessments and engage consultants to help assess the design and effectiveness of our program. In addition, we expect all of our associates as well as our third-party vendors to help protect against cybersecurity risks, and we conduct periodic awareness campaigns, emerging threats communications and specific trainings.

We have adopted a Global Cybersecurity Incident Response Procedure that applies in the event of a cybersecurity threat or incident. These procedures include an incident response playbook which outlines the steps to be addressed in the event of a cybersecurity incident, from incident detection to mitigation, recovery and notification within the Company and to the Audit Committee and/or Board of Directors, as specified.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. We employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. Despite ongoing efforts to continued improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, disruption of our business operations, revenue and client loss, legal actions, or statutory penalties, among other consequences.

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate and remediate cybersecurity incidents. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to materially affect us, including having a long-term impact on our business strategy, results of operations or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For additional information the cybersecurity risks faced by our Company, refer to Item 1A. “Risk Factors—Risks Related to Our Business—Our electronic information systems have been and could in the future be, subject to service interruptions, data corruption, cyber-based attacks and network security breaches. Significant disruptions in, or breaches in security of, our electronic information systems or data can adversely affect our business and financial statements.”

Item 2. Properties

Our corporate headquarters are located in North Bethesda, Maryland in a leased facility. As of December 31, 2023 we had a total of 5 production facilities in the United States, representing a total of 0.6 million and 0.5 million square feet of owned and leased space, respectively, and 22 production facilities outside the United States, representing a total of 9.6 million and 1.6 million square feet of owned and leased space, respectively, in 13 countries in Central and Eastern Europe, Central and South America and Asia.

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

Name	Age	Position
Shyam P. Kambeyanda	53	President and Chief Executive Officer and Director
Kevin Johnson	48	Chief Financial Officer
Olivier Biebuyck	53	President, Fabrication Technology
Michele Campion	47	Chief Human Resources Officer
Curtis Jewell	42	Senior Vice President, General Counsel and Corporate Secretary
Eleanor Lukens	59	President, Americas
Vusa Mlingo	54	Senior Vice President, Strategy and Business Development

Shyam P. Kambeyanda has served as a member of our Board of Directors since April 2022. Mr. Kambeyanda has been President and Chief Executive Officer of ESAB since May 2016. As the leader of ESAB, Mr. Kambeyanda has overseen the growth of the fabrication technology business, expanding ESAB’s global operations, improving financial performance and driving EBX throughout the business. Prior to joining ESAB, Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation’s Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and held a variety of positions of increasing responsibility in engineering, quality, e-commerce, product strategy and operations management in the United States, Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda also serves on the board of directors and Audit Committee of Veralto Corporation, a global leader in essential water and product quality solutions that was spun off from Danaher Corporation in October 2023. Mr. Kambeyanda holds bachelor’s degrees in Physics and General Science from Coe College in Iowa and in Electrical Engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Kevin Johnson has been Chief Financial Officer of ESAB since May 2019. He leads the Company’s financial planning, controlling, tax, treasury, investor relations and information technology functions and is responsible for developing and executing the financial strategy to support the achievement of the Company’s business objectives. From 2017 to 2019, he served as Vice President, Finance, of Colfax Corporation (now Enovis), where his responsibilities included leading investor relations, financial planning and analysis and supporting acquisition diligence and integration. Prior to that, Mr. Johnson joined Howden in 2001 and held several roles of increasing responsibility, during which time he gained extensive global experience in Asia, Europe and Africa including as Executive Director and Chief Financial Officer for Howden Africa, a South African publicly-listed company. Mr. Johnson is a qualified Australian CPA and holds an undergraduate degree (BSSc) from Queens University, Northern Ireland, a master’s degree in accounting (MAcc) from Macquarie University, Australia, and an M.B.A. from Hasselt University, Belgium.

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

Curtis Jewell has been Senior Vice President and Corporate Secretary of ESAB Corporation since April 2022 and previously served as General Counsel of ESAB. He has significant experience leading legal teams through complex acquisitions and crossborder initiatives while driving process improvement. Prior to his appointment at ESAB, he was the Corporate Secretary of Colfax Corporation, where he held roles of increasing responsibility since joining in February 2011. Before joining Colfax, Mr. Jewell was in private practice at Hogan Lovells LLP, where he focused on securities law and corporate governance, mergers and acquisitions and capital market transactions. He began his legal career at Schulte Roth & Zabel LLP in New York. Mr. Jewell earned his bachelor’s degree in Philosophy and Political Science from Washington University in St. Louis, and his law degree from The University of Pennsylvania Carey Law School, where he also received a Certificate in Business and Public Policy from The Wharton School.

Eleanor Lukens has been President, Americas of ESAB Corporation since January 2023. Ms. Lukens oversees ESAB’s fabrication technology business in North America and South America. Before joining ESAB, Ms. Lukens served in multiple leadership roles at AMETEK, a leading global manufacturer of electronic instruments and electromechanical devices, for fifteen years. Most recently, she was Vice President and General Manager at AMETEK from August 2020 until January 2023, with global responsibility for four operating business units serving commercial aerospace, defense, aftermarket and business jet, and Vice President, General Manager for AMETEK’s measurement and power systems division from September 2016 to July 2020. Earlier in her career, Ms. Lukens worked for Teleflex Incorporated and Drexelbrook Engineering. Ms. Lukens earned a Bachelor of Science in mechanical engineering technology from Spring Garden College and a Master of Business Administration with honors from Temple University, Fox School of Management.

Vusa Mlingo has been the Senior Vice President, Strategy and Business Development of ESAB Corporation since January 2022. Mr. Mlingo oversees ESAB’s strategic planning, market and growth opportunity assessments and ESAB’s global acquisition pipeline. Prior to ESAB, Mr. Mlingo served as Vice President of Corporate Development & Strategy at SPX FLOW, Inc., a leading provider of process solution components and systems, from April 2019 to January 2022 and previously led the company’s mergers and acquisitions as Vice President of Business Development from March 2018 to April 2019. From 2006 to March 2019, Mr. Mlingo worked for Ingersoll Rand, a diversified industrial company, where he served in various roles of increasing responsibility within corporate development and strategy, product management and capital markets. Mr. Mlingo holds a bachelor’s degree with Honors from the University of Zimbabwe and an MBA from Howard University.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol ESAB on April 5, 2022. As of February 22, 2024, there were 1,554 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

We declared and paid a quarterly dividend of $0.05 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2023 and a quarterly dividend of $0.06 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2023. In addition, on February 22, 2024, our Board declared a quarterly cash dividend of $0.06 per share of ESAB’s common stock to our stockholders of record as of March 29, 2024.

The payment of dividends to our stockholders in the future, and the timing and amount thereof will fall within the discretion of our Board. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the Board deems relevant.

Issuer Repurchase of Equity Securities

None.

Recent Issuances of Unregistered Securities

None.

Stock Performance Graph

The graph below compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P MidCap 400 Index (the "S&P 400") and the S&P MidCap 400 Industrials Index (the "S&P 400 Industrials”). The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common stock and in each index from April 5, 2022, the date our stock commenced regular-way trading on the New York Stock Exchange, to December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into seven main sections:

•Basis of Presentation;
•Overview;
•General;
•Outlook;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies.

The following MD&A should be read together with Part I, Item 1A. “Risk Factors” and the accompanying Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements (the “Notes”) included in Item 8. of this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities through the Distribution of 90% of the outstanding common stock of ESAB to Colfax stockholders as discussed in the “Separation from Enovis” section within Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-K. To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of our common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of our outstanding common stock.
In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into the separation agreements that govern the Separation and the relationships between the parties going forward, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and license agreement for EBX.

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB and certain corporate entities have been included in the Combined financial statements. Prior to the Separation, the Combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to us and allocations of related assets, liabilities and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Enovis during the applicable periods.

During the years ended December 31, 2023 and 2022, the additional costs we incurred as a separate public company costs exceeded the costs that have been historically allocated to us. During the three months ended April 1, 2022, the Former Parent allocated costs were $6.0 million, as included in the accompanying Notes contained elsewhere in this Form 10-K.

Following the Separation, the consolidated financial statements include ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheet as of December 31, 2023 and December 31, 2022 consists of the consolidated balances of ESAB.

•The Consolidated Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2023 consist of the consolidated results of ESAB.

•The Consolidated and Combined Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2022 consist of the activities of ESAB for the nine months ended December 31, 2022 and the combined activity of the former Fabrication Technology business of Enovis for the three months ended April 1, 2022.

Our Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.
Former Parent’s investment, which included retained earnings, represented Enovis’s interest in our recorded net assets. All significant transactions between us and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Net Transfers from Former Parent, including Separation Adjustments” for the year December 31, 2022.

Overview

Included below are year-over-year comparisons between 2023 and 2022. For further information on year-over-year comparisons between 2022 and 2021 not covered in the results below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023.

See Part I, Item 1. “Business” in our Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

General

We are a focused premier industrial compounder. Our rich history of innovative products, workflow solutions and our business system EBX, enables our purpose of Shaping the world we imagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

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

Integral to our operations is EBX, our business management system. EBX is our culture and includes our values, a comprehensive set of tools and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. We believe that our business mix is well balanced between sales in emerging and developed markets and equipment and consumables. We intend to continue to utilize our strong global presence and worldwide network of salespeople and distributors to capitalize on growth opportunities by selling regionally-developed and/or marketed products and solutions throughout our served markets. We believe that our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe the acquisitions of Ohio Medical, LLC (“Ohio Medical”) and Swift-Cut Automation Limited (“Swift-Cut Limited”) in 2022 as well as the acquisition of Therapy Equipment Limited in 2023 and [Sager S.A. in 2024], are aligned with this strategic direction. Refer to Note 5, “Acquisitions” and Note 22 “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBX tools to improve business performance, the ability to realize the expected benefits of the Separation and operate as an independent, public company, and the rationalization of assets and costs. For additional information about these challenges and opportunities, refer to Part I, Item 1A. “Risk Factors” in our Form 10-K

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2023 and 2022 are affected by the following additional significant items:

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to the crisis have increased the level of economic and political uncertainty. For additional information of the associated risks, refer to the Part I, Item 1A. “Risk Factors” section.

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

The COVID Pandemic

The COVID virus and actions taken in response to it have had a variety of impacts on our results of operations during 2022, including sales levels and other supply chain challenges. For additional information on the risks of COVID to the Company’s operations, refer to the Part I, Item 1A. “Risk Factors” section.

Global Operations

Our products and services are available worldwide. The manner in which our products and services are sold differs by region. During 2023 and 2022, 78% of our net sales were derived from operations outside of the United States. During both 2023 and 2022, 44% of our net sales were derived from the Americas and 56% of our net sales were derived from EMEA &

APAC. Accordingly, we are affected by market demand, economic and political factors in countries throughout the world. Our ability to grow and our financial performance will be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities, participating in the expansion of market opportunities in emerging markets, successfully completing global acquisitions and engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic, end market, customer and product diversification may limit the impact that any one country or economy could have on our combined results.

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

For the year ended December 31, 2023 compared to 2022, fluctuations in foreign currencies reduced Net sales by 1.7%, Gross profit by 2.1% and Selling, general and administrative expenses by 0.6%.

In addition, as Argentina is deemed to have a highly inflationary economy, the significant peso devaluation during December 2023 resulted in a loss of $26.2 million recorded in Interest expense and other, net, in our Consolidated Statement of Operations for the year ended December 31, 2023. Refer to Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Material Costs

Our results may be sensitive to cost changes in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material cost increases on to our customers in the form of higher prices. While we seek to take actions to manage this risk, future changes in component and raw material costs may adversely impact earnings. In 2022, we experienced increasing raw material costs due to inflation, which we have passed through to customers to maintain our profit but has resulted in some margin compression.

Sales and Cost Mix

The Gross profit margins within our business vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed, and the percentage of total revenue represented by consumables, which often have lower margins than equipment.

The mix of sales was as follows for the periods presented:

	Year Ended December 31,
	2023	2022
Consumables	69%	71%
Equipment	31%	29%

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternate presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement gain, Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margins, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, separation costs, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core Adjusted EBITDA and Core Adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, and which remove the impact of Russia for the years ended December 31, 2023 and 2022. Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.
The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$223.4
Income tax expense			95.7
Interest expense and other, net			85.1
Operating income (GAAP)	$182.5	$221.7	$404.2
Adjusted to add:
Restructuring and other related charges(2)	6.5	17.6	24.1
Acquisition-amortization and other related charges(3)	20.9	15.9	36.9
Depreciation and other amortization	14.8	21.2	36.0
Adjusted EBITDA (non-GAAP)	$224.7	$276.4	$501.1
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	18.4	18.4
Core adjusted EBITDA (non-GAAP)	$224.7	$258.0	$482.7
Adjusted EBITDA margin (non-GAAP)	18.5%	17.7%	18.1%
Core adjusted EBITDA margin (non-GAAP)(5)	18.5%	18.4%	18.4%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $153.8 million relating to Russia for the year ended December 31, 2023.

	Year Ended December 31, 2022
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$231.1
Income tax expense			69.2
Interest expense and other, net			38.0
Pension settlement gain			(9.1)
Operating income (GAAP)	$136.2	$192.8	$329.1
Adjusted to add (deduct):
Restructuring and other related charges(2)	11.4	11.7	23.1
Separation costs(3)(4)	7.5	8.1	15.5
Acquisition-amortization and other related charges(5)	20.1	14.1	34.2
Depreciation and other amortization	13.4	21.5	34.9
Adjusted EBITDA (non-GAAP)	$188.6	$248.2	$436.8
Adjusted EBITDA attributable to Russia (non-GAAP)	—	28.4	28.4
Core adjusted EBITDA (non-GAAP)	$188.6	$219.8	$408.4
Adjusted EBITDA margin (non-GAAP)	16.7%	16.9%	16.8%
Core adjusted EBITDA margin (non-GAAP)(6)	16.7%	16.9%	16.8%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses and other costs in connection with the closure and optimization of facilities and product lines.
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
(6) Net sales were $163.6 million relating to Russia for the year ended December 31, 2022.

Total Company

Sales

Net sales increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022. The following table presents the components of changes in our consolidated and combined Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2022	$2,593.5
Components of Change:
Existing businesses (organic sales growth)(1)	161.6	6.2%
Acquisitions(2)	63.9	2.5%
Foreign currency translation(3)	(44.2)	(1.7)%
Total sales growth	181.3	7.0%
For the year ended December 31, 2023	$2,774.8
(1) Excludes the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of change due to factors such as price, product mix and volume.
(2) Represents the incremental sales attributable to acquired businesses in comparison to the portion of the prior period during which we did not own the business.
(3) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.

Net sales from existing businesses increased $161.6 million during 2023 compared to 2022 primarily due to inflation-related customer pricing increases of $94.3 million and increased sales volumes of $67.3 million. The strengthening of the U.S. dollar relative to other currencies caused a $44.2 million unfavorable currency translation impact during the year.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) for ESAB increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022. The following table presents the components of changes in our consolidated and combined Net sales.

	Core Sales(6)
	$	%
	(Dollars in millions)(1)
For the year ended December 31, 2022	$2,429.9
Components of Change:
Existing businesses (core organic sales growth)(2)	144.1	5.9%
Acquisitions(3)	63.9	2.6%
Foreign Currency translation(4)	(17.0)	(0.7)%
Total core sales growth(5)	191.0	7.9%
For the year ended December 31, 2023	$2,620.9
(1) Numbers may not sum due to rounding.
(2) Excludes the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(3) Represents the incremental sales attributable to acquired businesses in comparison to the portion of the prior period during which we did not own the business.
(4) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.
(5) Numbers calculated following the same definition as total sales growth for total Company.
(6) Represents sales excluding Russia for the year ended December 31, 2023 and 2022, respectively.

Core Sales from existing businesses for ESAB increased $144.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to inflation-related customer pricing increases of $88.7 million and increased sales volumes of $55.4 million during the year ended December 31, 2023. The strengthening of the U.S. dollar relative to other currencies caused a $17.0 million unfavorable currency translation impact during the year ended December 31, 2023.

Operating Results

The following table summarizes our results for the comparable periods.

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Gross profit	$1,015.8	$885.5
Gross profit margin	36.6%	34.1%
Selling, general and administrative expense	$587.5	$533.4
Net income from continuing operations	$223.4	$231.1
Net income margin from continuing operations	8.0%	8.9%
Adjusted EBITDA (non-GAAP)	$501.1	$436.8
Adjusted EBITDA margin (non-GAAP)	18.1%	16.8%
Core adjusted EBITDA (non-GAAP)	$482.7	$408.4
Core adjusted EBITDA margin (non-GAAP)	18.4%	16.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$24.1	$23.1
Pension settlement gain	$—	$(9.1)
Separation costs(2)	$—	$15.5
Acquisition - amortization and other related charges(3)	$36.9	$34.2
Interest expense (income) and other, net	$85.1	$38.0
Income tax expense	$95.7	$69.2
Depreciation and other amortization	$36.0	$34.9
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	$18.4	$28.4
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(4) Adjusted EBITDA relating to Russia for the year ended December 31, 2023 and 2022 respectively.

Gross profit increased $130.3 million during 2023 in comparison to 2022. This increase was attributable to benefits from price increases, acquisitions and sales volumes, partially offset by inflation-related costs increases and approximately $22.5 million of unfavorable foreign currency impacts. Gross profit margin expanded 250 basis points to 36.6% which was primarily due to the benefit from price increases and to a lesser extent sales volume, as well as restructuring initiatives, partially offset by inflation-related cost increases and unfavorable foreign currency impact.

Selling, general and administrative expense increased in comparison to 2022. This increase was driven by incremental costs from acquisitions, growth initiatives and inflation, partially offset by savings from restructuring initiatives.

During the year ended December 31, 2022, the Company recognized a Pension settlement gain of $9.1 million related to a completed buy-out of a foreign defined benefit plan by a third party plus the merger of two Company pension plans resulting in one plan benefiting from the surplus assets in the other plan.

The effective tax rate for 2023 and 2022 was 30.0% and 23.0%, respectively. This difference year-over-year and from the United States federal statutory rate of 21.0% is primarily due to changes in tax reserves, the impact of permanent differences relating to foreign subsidiaries and withholding taxes, net of the favorable impact from the change in valuation allowances. The change in tax reserves in 2023 is largely the result of an adverse court ruling in an unrelated taxpayer’s tax case in a foreign jurisdiction.

Net income from continuing operations decreased in 2023 compared to 2022, due to changes discussed above as well as the increased interest expense related to our term loan facility and revolving credit facility which was in place for the full year in 2023. Additionally, in December 2023, the Argentine peso significantly devalued due to changes in their foreign exchange policy introduced by Argentina’s government that largely contributed to the full year significant foreign exchange loss. Refer to Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes contained elsewhere in this Form 10-K for additional information. These drivers were offset by improved Gross profit. Net income margin from continuing operations decreased primarily due to the items discussed above.

Adjusted EBITDA, Core adjusted EBITDA and related margins increased primarily due to improved sales, partially offset by inflation-related pricing and cost increases.

Business Segments

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining and automated welding products, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s equipment ranges from portable welding machines to large customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including general industry, infrastructure, renewable energy, medical & life sciences, transportation, construction and energy.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Net sales	$1,215.0	$1,128.3
Gross profit	$454.9	$357.7
Gross profit margin	37.4%	31.7%
Selling, general and administrative expense	$265.8	$228.0
Adjusted EBITDA (non-GAAP)	$224.7	$188.6
Adjusted EBITDA margin (non-GAAP)	18.5%	16.7%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$6.5	$11.4
Acquisition - amortization and other related charges	$20.9	$20.1
Separation costs	$—	$7.5
Depreciation and other amortization	$14.8	$13.4

Net sales in our Americas segment increased by $86.7 million during 2023 compared to 2022. Net sales from existing business increased by $60.5 million primarily due to inflation-related pricing increases and acquisitions contributed $43.7 million. These increases were partially offset by $17.5 million of unfavorable currency translation. Gross profit and related margin increased primarily due to benefit from price increases and acquisitions partially offset by inflation-related cost increases and unfavorable foreign currency impacts.

Selling, general and administrative expense increased primarily due to growth initiatives, acquisitions and increased employee costs. Adjusted EBITDA increased by $36.1 million to $224.7 million and margins expanded 180 basis points to 18.5% primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes selected financial data for our EMEA & APAC segment:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Net sales	$1,559.8	$1,465.2
Gross profit	$560.9	$509.9
Gross profit margin	36.0%	34.8%
Selling, general and administrative expense	$321.6	$305.4
Adjusted EBITDA (non-GAAP)	$276.4	$248.2
Adjusted EBITDA margin (non-GAAP)	17.7%	16.9%
Core adjusted EBITDA (non-GAAP)	$258.0	$219.8
Core adjusted EBITDA margin (non-GAAP)	18.4%	16.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$17.6	$11.7
Acquisition - amortization and other related charges	$15.9	$14.1
Separation costs	$—	$8.1
Depreciation and other amortization	$21.2	$21.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$18.4	$28.4

Net sales increased for our EMEA & APAC segment by $94.6 million during 2023 compared to 2022. Net sales from existing business increased by $101.1 million and acquisitions contributed $20.2 million. These increases were partially offset by $26.7 million in unfavorable currency translation. Gross profit and related margin increased primarily due to the benefit from increased sales volume, acquisitions and savings from restructuring initiatives. Selling, general and administrative expense increased over the same period primarily due to inflation, increased employee costs and growth initiative spending. Adjusted EBITDA increased by $28.2 million to $276.4 million compared to 2022 and margins expanded 80 basis points to 17.7% primarily because of the aforementioned factors. Core adjusted EBITDA increased from $219.8 million to $258.0 million, and the related Core adjusted EBITDA margins expanded by 150 basis points from 16.9% to 18.4%.

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

We currently expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows and debt service and required amortization of principal and, pending Board approval, payment of cash dividends.

On June 28, 2022, we amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million Term Loan A-3 Facility with a maturity date of April 3, 2025 to refinance our existing Term Loan A-2 Facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Loans”).

Also on June 28, 2022, we borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility. The Company’s total borrowing capacity under the Credit Agreement remains unchanged.

As of December 31, 2023, we were in compliance with the covenants under Credit Agreement. As of December 31, 2023, the weighted average interest rate of borrowings under the Credit Agreement was 5.223%, excluding accretion of deferred financing fees. Refer to Note 16, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to swap agreements.

As of end of the year, we had the capacity for additional indebtedness of up to $718 million available on the Revolving Facility. Additionally, we have the ability to incur $78 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place which we have used from time to time in the past for short-term working capital needs. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to the credit facilities. We believe that we could raise additional funds in the form of debt or equity if it was determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Cash Flows

As of December 31, 2023, we had $102.0 million of Cash and cash equivalents, an increase of $30.0 million from $72.0 million as of December 31, 2022. The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)(1)
Net cash provided by operating activities	$330.5	$214.4
Purchases of property, plant and equipment	(48.2)	(40.2)
Proceeds from sale of property, plant and equipment	4.6	4.8
Acquisitions, net of cash received	(18.7)	(149.0)
Net cash used in investing activities	(62.2)	(184.4)
Proceeds from borrowings on term credit facility	—	1,000.0
Proceeds from borrowings on revolving credit facility and other	574.2	805.9
Repayments of borrowings on term credit facility	(12.5)	—
Repayments of borrowings on revolving credit facility and other	(763.2)	(585.5)
Payment of deferred financing fees and other	(1.0)	(4.7)
Payment of deferred consideration	—	(1.5)
Payment of dividends	(13.3)	(6.1)
Distribution to noncontrolling interest holders	(3.9)	(3.4)
Consideration to Former Parent in connection with the Separation	—	(1,200.0)
Transfers from Former Parent, net	—	2.8
Net cash provided by (used in) financing activities	(219.7)	7.6
Effect of foreign exchange rates on Cash and cash equivalents	(18.6)	(6.7)
Increase in Cash and cash equivalents	$30.0	$30.8
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income and improvements in working capital turns offset by higher interest payments for the year ended December 31, 2023, which were related to our Term Loans and Revolving Facility.

•Discontinued operations outflows for the years ended December 31, 2023 and 2022 were $15.2 million and $23.1 million, respectively, which were mainly asbestos related.

•Restructuring initiatives of $20.7 million for the year ended December 31, 2023 and $22.7 million for the year ended December 31, 2022, which includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities during 2023 includes $18.7 million of cash used for our Therapy Equipment acquisition. Refer to Note 5, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

Cash outflows used in financing activities in 2023 was driven by net repayment of borrowings on the Revolving Facility of $189.0 million, net repayment of borrowings on the Term Loans of $12.5 million, distributions to non-controlling interest holders of $3.9 million and payment of four cash dividends totaling $13.3 million.

Our Cash and cash equivalents as of December 31, 2023 include $90.2 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2023, the Company’s Term Loans and Revolving Facility had principal amounts outstanding of $987.5 million and $32.0 million, respectively. There are no required principal payments due on the Term Loan or Revolving Facility within 12 months. In addition to the outstanding principal on our debt, we are subject to contractual obligations and commitments to make future interest payments on the Term Loans and the Revolving Facility on various payment dates as provided in the Credit Agreement Amendment. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for expiration dates and maturity schedules on our outstanding debt obligations for the next five years.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles and equipment. As of December 31, 2023, the Company had fixed lease payment obligations of $111.4 million, with $25.8 million payable within 12 months.

Purchase Obligations

As of December 31, 2023, the Company had other purchase obligations of $131.8 million, with $126.6 million payable within 12 months.

We have funding requirements associated with our pension and other post-retirement benefit plans as of December 31, 2023, which are estimated to be $5.2 million for the year ending December 31, 2024. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated and Combined Financial Statements at December 31, 2023 other than outstanding letters of credit of $28.6 million and unconditional purchase obligations with suppliers of $131.8 million.

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

An evaluation of Goodwill for impairment was performed for the three reporting units for the years ended December 31, 2023 and 2022, which indicated no impairment existed.

For the year ended December 31, 2023, a qualitative assessment was performed for the three reporting units. The carrying amount of Goodwill of the Americas, EMEA & APAC and Gas Control Equipment reporting units as of December 31, 2023 were $589.9 million, $879.9 million and $118.5 million, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. Future changes in the judgment, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows due to lower revenue growth rates or lower margins compared to our projections, or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

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

A quantitative impairment test was performed for all the indefinite-lived trade name brands for the years ended December 31, 2023 and 2022, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2023, we have Goodwill of $1,588.3 million and indefinite-lived trade names of $185.3 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes for further information.

Income Taxes

Prior to the Separation, our domestic and foreign operating results were included in the income tax returns of Enovis. We accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns. The accompanying Combined Balance Sheet for the year ended December 31, 2021 did not contain current income tax payable or other long-term income tax payable liabilities, with the exception of certain unrecognized tax benefits for which ESAB could have reasonably been considered to be the primary obligor. The amounts are deemed settled with Enovis when they were due and therefore were included in Parent’s equity.

We account for income taxes under ASC 740, Income Taxes (“ASC 740”) which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

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

Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $30.9 million and $20.2 million as of December 31, 2023 and 2022, respectively, and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheet.

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

Trade receivables are presented net of an allowance for credit losses. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $25.5 million as of December 31, 2023 compared to $23.5 million as of December 31, 2022.

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our, or our Former Parent’s, subsidiaries nor were the subsidiaries, producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined.

We expect such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

We have projected future asbestos-related liability costs with regard to pending and future unasserted claims based upon the Nicholson methodology. The Nicholson methodology is a standard approach used by experts and has been accepted by numerous courts. This methodology is based upon risk equations, exposed population estimates, mortality rates and other demographic statistics. In applying the Nicholson methodology for each subsidiary we performed: (1) an analysis of the estimated population likely to have been exposed or claim to have been exposed to products manufactured by the subsidiaries based upon national studies undertaken of the population of workers believed to have been exposed to asbestos; (2) a review of epidemiological and demographic studies to estimate the number of potentially exposed people that would be likely to develop asbestos-related diseases in each year; (3) an analysis of the subsidiaries’ recent claims history to estimate likely filing rates for these diseases and (4) an analysis of the historical asbestos liability costs to develop average values, which vary by disease type, jurisdiction and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims. Our projections, based upon the Nicholson methodology, estimate both claims and the estimated cash outflows related to the resolution of such claims for periods up to and including the endpoint of asbestos studies referred to in item (2) above.

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

Interest Rate Risk

We entered into certain credit facilities pursuant to the terms of a credit agreement on April 4, 2022. Refer to Note 15, “Debt” in our Notes included in this Form 10-K for additional information regarding our credit facilities. We are exposed to interest rate risk on the new variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the year ended December 31, 2023 would have increased interest expense by approximately $4.2 million. In order to mitigate our interest risk, in 2022, we entered into interest rate swaps to hedge approximately $600 million of our variable interest rate debt. See Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we manufacture and sell products and services. During 2023, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. dollar. We also have significant contractual obligations in U.S. dollars that are met with cash flows in other currencies as well as U.S. dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. dollar as of December 31, 2023, would result in a reduction in Equity of approximately $170 million. During 2022, we entered into two fixed-to-fixed cross-currency swaps which will provide a hedge to a portion of our European net asset position. See Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

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

In addition, Argentina is deemed to have a highly inflationary economy, resulting in the remeasurement of the Company’s Argentine operations into Brazilian real, the functional currency of the Argentine entity’s direct parent. Gains and losses from the remeasurement are recorded in the Company’s Consolidated and Combined Statements of Operations for all years included in the Consolidated and Combined Financial Statements included elsewhere this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Internal Controls Over Financial Reporting (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	53
Report of Independent Registered Public Accounting Firm - Consolidated and Combined Financial Statements (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	54
Consolidated and Combined Statements of Operations	56
Consolidated and Combined Statements of Comprehensive Income (Loss)	57
Consolidated Balance Sheets	58
Consolidated and Combined Statements of Equity	59
Consolidated and Combined Statements of Cash Flows	60
Notes to Consolidated and Combined Financial Statements	61
Note 1. Organization and Basis of Presentation	61
Note 2. Summary of Significant Accounting Policies	63
Note 3. Recently Issued Accounting Pronouncements	68
Note 4. Discontinued Operations	68
Note 5. Acquisitions	69
Note 6. Revenue	69
Note 7. Earnings per Share from Continuing Operations	70
Note 8. Income Taxes	70
Note 9. Goodwill and Intangible Assets	75
Note 10. Property, Plant and Equipment, Net	76
Note 11. Inventories, Net	76
Note 12. Leases	77
Note 13. Accrued and Other Liabilities	77
Note 14. Benefit Plans	79
Note 15. Debt	86
Note 16. Derivatives	88
Note 17. Fair Value Measurements	90
Note 18. Equity	93
Note 19. Commitments and Contingencies	96
Note 20. Segment Information	98
Note 21. Related Party Transactions	100
Note 22. Subsequent Events	101

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on Internal Control Over Financial Reporting

We have audited ESAB Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ESAB Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and schedule and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESAB Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Asbestos Liability
Description of the Matter
At December 31, 2023, the Company’s asbestos liability balance was $267.7 million. As discussed in Note 19 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.

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

Tysons, Virginia
February 29, 2024

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2023	2022	2021

Net sales	$2,774,766	$2,593,480	$2,428,115
Cost of sales	1,759,015	1,707,950	1,590,132
Gross profit	1,015,751	885,530	837,983
Selling, general and administrative expense	587,475	533,369	512,815
Restructuring and other related charges	24,110	23,096	18,954
Operating income	404,166	329,065	306,214
Pension settlement gain	—	(9,136)	(11,208)
Interest expense (income) and other, net	85,074	37,950	(1,666)
Income from continuing operations before income taxes	319,092	300,251	319,088
Income tax expense	95,727	69,170	80,409
Net income from continuing operations	223,365	231,081	238,679
Loss from discontinued operations, net of taxes	(12,341)	(3,068)	—
Net income	211,024	228,013	238,679
Less: Income attributable to noncontrolling interest, net of taxes	5,739	4,266	3,569
Net income attributable to ESAB Corporation	$205,285	$223,747	$235,110
Earnings (loss) per share - basic
Income from continuing operations	$3.59	$3.75	$3.92
Loss on discontinued operations	$(0.20)	$(0.05)	$—
Net income per share	$3.39	$3.70	$3.92
Earnings (loss) per share - diluted
Income from continuing operations	$3.56	$3.74	$3.92
Loss on discontinued operations	$(0.20)	$(0.05)	$—
Net income per share - diluted	$3.36	$3.69	$3.92

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands

	Year Ended December 31,
	2023	2022	2021
Net income	$211,024	$228,013	$238,679
Other comprehensive income (loss):
Foreign currency translation, net of tax expense (benefit) of $4,545, $(2,930) and $740	47,258	(175,719)	(72,398)
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(1,087) and $3,240	(3,732)	11,102	—
Defined benefit pension and other post-retirement plan activity, net of tax expense (benefit) of $2,639, ($1,840) and ($1,192)	7,338	6,192	6,657
Other comprehensive income (loss)	50,864	(158,425)	(65,741)
Comprehensive income	261,888	69,588	172,938
Less: comprehensive income attributable to noncontrolling interest	5,887	678	2,513
Comprehensive income attributable to ESAB Corporation	$256,001	$68,910	$170,425

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share amounts

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,003	$72,024
Trade receivables, less allowance for credit losses of $25,477 and $23,471	385,198	374,329
Inventories, net	392,858	416,829
Prepaid expenses	61,771	56,637
Other current assets	55,890	68,851
Total current assets	997,720	988,670
Property, plant and equipment, net	294,305	284,226
Goodwill	1,588,331	1,529,767
Intangible assets, net	499,535	517,167
Lease asset - right of use	95,607	92,033
Other assets	353,131	342,152
Total assets	$3,828,629	$3,754,015

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$306,593	$316,265
Accrued liabilities	313,489	285,310
Total current liabilities	620,082	601,575
Long-term debt	1,018,057	1,218,643
Other liabilities	542,833	545,339
Total liabilities	2,180,972	2,365,557
Equity:
Common stock - $0.001 par value - Authorized 600,000,000; 60,295,634 and 60,094,725 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	60	60
Additional paid-in capital	1,881,054	1,865,904
Retained earnings	350,557	159,231
Accumulated other comprehensive loss	(624,272)	(674,988)
Total ESAB Corporation equity	1,607,399	1,350,207
Noncontrolling interest	40,258	38,251
Total equity	1,647,657	1,388,458
Total liabilities and equity	$3,828,629	$3,754,015

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts

	Common Stock		Additional Paid in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2021	—	$—	$—	$—	$2,898,831	$(396,203)	$42,139	$2,544,767
Net income	—	—	—	—	235,110	—	3,569	238,679
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,713)	(3,713)
Other comprehensive loss, net of tax benefit of $452	—	—	—	—	—	(64,685)	(1,056)	(65,741)
Former Parent Common stock-based award activity	—	—	—	—	6,267	—	—	6,267
Transfers to Former Parent, net	—	—	—	—	(218,585)	—	54	(218,531)
Balance at December 31, 2021	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	168,310	55,437	—	4,266	228,013
Dividends declared ($0.15 per share)	—	—	—	(9,079)	—	—	—	(9,079)
Former Parent Common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Net Transfers from Former Parent, including Separation Adjustments	—	—	4,346	—	70,643	(59,263)	—	15,726
Net consideration paid to Former Parent, in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,420)	(3,420)
Other comprehensive loss, net of tax benefit of $1,530	—	—	—	—	—	(154,837)	(3,588)	(158,425)
Common stock-based award activity	60,414	—	12,187	—	—	—	—	12,187
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$—	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	205,285	—	—	5,739	211,024
Dividends declared ($0.23 per share)	—	—	—	(13,959)	—	—	—	(13,959)
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,880)	(3,880)
Other comprehensive income, net of tax expense of $6,097	—	—	—	—	—	50,716	148	50,864
Common stock-based award activity	200,909	—	15,150	—	—	—	—	15,150
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$—	$(624,272)	$40,258	$1,647,657

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net income	$211,024	$228,013	$238,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	75,034	65,978	75,899
Stock-based compensation expense	16,122	12,964	6,267
Deferred income tax	(25,408)	(20,199)	(8,644)
Non-cash interest expense	1,195	1,972	—
Pension settlement gain	—	(9,136)	(11,208)
Changes in operating assets and liabilities:
Trade receivables, net	(6,006)	(8,142)	(67,850)
Inventories, net	17,958	(10,066)	(117,350)
Accounts payable	(19,819)	(28,794)	114,502
Other operating assets and liabilities	60,394	(18,232)	20,442
Net cash provided by operating activities	330,494	214,358	250,737
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,178)	(40,243)	(35,584)
Proceeds from sale of property, plant and equipment	4,600	4,849	5,204
Acquisitions, net of cash received	(18,665)	(149,029)	(4,885)
Net cash used in investing activities	(62,243)	(184,423)	(35,265)
Cash flows from financing activities:
Proceeds from borrowings on term credit facility	—	1,000,000	—
Repayments of borrowings on term credit facility	(12,500)	—	—
Proceeds from borrowings on revolving credit facility and other	574,150	805,881	673
Repayments of borrowings on revolving credit facility and other	(763,173)	(585,491)	—
Payment of deferred financing fees and other	(972)	(4,706)	—
Payment of deferred consideration	—	(1,500)	—
Payment of dividends	(13,342)	(6,054)	—
Consideration to Former Parent in connection with the Separation	—	(1,200,000)	—
Distributions to noncontrolling interest holders	(3,880)	(3,420)	(3,713)
Transfers from (to) Former Parent, net	—	2,847	(218,531)
Net cash provided by (used in) financing activities	(219,717)	7,557	(221,571)
Effect of foreign exchange rates on Cash and cash equivalents	(18,555)	(6,677)	(1,901)
Increase (decrease) in Cash and cash equivalents	29,979	30,815	(8,000)
Cash and cash equivalents, beginning of period	72,024	41,209	49,209
Cash and cash equivalents, end of period	$102,003	$72,024	$41,209

Supplemental disclosures:
Interest payments, net	$79,148	$34,678	$—
Income tax payments, net	$132,902	$85,659	$—

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products, workflow solutions and its business system, ESAB Business Excellence System (“EBX”), enables the Company’s purpose of Shaping the world we imagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter.

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax,” “Enovis” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the spin-off and related distribution, collectively, the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. Upon completion of the Distribution, Colfax changed its name to Enovis Corporation and continued to hold 10% of the outstanding common stock of ESAB. In November 2022, Enovis sold a total of 6.0 million shares of the Company’s common stock as part of a secondary offering. After the secondary offering, Enovis no longer owned any of the Company’s outstanding common stock.

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into a separation and distribution agreement as well as various other related agreements (collectively the “Separation Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and license agreement for the EBX.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2023, Russia represented approximately 6% of the Company’s total revenue, and approximately $12 million of its Net income. Russia also has approximately 4% of the Company’s total net assets excluding any goodwill allocation as of December 31, 2023. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $115 million as of December 31, 2023, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The combined financial statements for periods prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
an entity that operated independently of Enovis during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 21, “Related Party Transactions.”

Following the Separation, the consolidated financial statements include ESAB and its wholly-owned subsidiaries and no longer include any allocations of expenses from Enovis. Accordingly:

•The Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 consist of the consolidated balances of ESAB.

•The Consolidated Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2023 consist of the consolidated results of ESAB.

•The Consolidated and Combined Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2022 consist of the activities of ESAB for the nine months ended December 31, 2022 and the combined activity of the former Fabrication Technology business of Enovis for the three months ended April 1, 2022.

•The Consolidated and Combined Statement of Operations, Statement of Comprehensive Income (Loss), Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2021 consist of the combined activity of the former Fabrication Technology business of Enovis.

Our Consolidated and Combined Financial Statements may not be indicative of the Company's results had it been a separate stand-alone entity throughout the periods pre-separation presented, nor are the results stated herein indicative of what the Company's financial position, results of operations and cash flows may be in the future.

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
Former Parent’s Investment, which included retained earnings, represented Enovis’s interest in the recorded net assets of the Company. All significant transactions between the Company and the Former Parent prior to the Separation have been included in the accompanying Financial Statements. Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Transfers to Former Parent, net” for the year ended December 31, 2021, and “Net Transfers from Former Parent, including Separation Adjustments” for the year ended December 31, 2022.
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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated and Combined Financial Statements are prepared in accordance with GAAP and include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed in order to determine whether or not there is a controlling financial interest. The Consolidated and Combined Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest.

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

As mentioned above, a majority of revenue recognized by the Company relates to contracts with customers for standard or off-the-shelf products. As control typically transfers to the customer upon shipment of the product in these circumstances, revenue is generally recognized at that point in time. Revenue recognition and billing typically occur simultaneously for contracts recognized at a point in time. Therefore, we do not have material revenues in excess of customer billings or billings to customers in excess of recognized revenues. Refer to Note 6, “Revenue” and Note 13, “Accrued and Other Liabilities” for additional information on the Company’s contract liability balances and related information.

The period of benefit for the Company’s incremental costs of obtaining a contract generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis within Net sales in the Consolidated and Combined Statements of Operations and are recorded as a component of Accrued liabilities in the Consolidated Balance Sheets until remitted to the respective taxing authority.

Research and Development Expense

Research and development costs of $38.8 million, $36.0 million and $39.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing activities are recognized as period costs. Cost for a substantial portion of United States inventories is determined using the last-in, first-out (“LIFO”) method. The value of inventory stated on a LIFO basis as of December 31, 2023 and 2022 was $107.8 million and $131.1 million, respectively. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Cost of other inventories is determined by costing methods that approximate a first-in, first-out basis.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $47.6 million and $40.1 million as of December 31, 2023 and 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions and depreciated by the straight-line method over the estimated useful lives of the related assets. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

For the year ended December 31, 2023 and 2022, a qualitative Goodwill impairment assessment was performed for the three reporting units. For the year ended December 31, 2021, a quantitative annual impairment test of Goodwill was performed for the GCE reporting unit while qualitative assessments were performed for the remaining two reporting units. All of the above tests indicated no impairment existed. Therefore, no impairment charges were recorded for the three years ended December 31, 2023. No material events that would represent impairment indicators have occurred subsequent to the performance of the 2023 annual impairment test.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a fair value calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. At the impairment testing date, the first day of the fourth quarter, quantitative impairment tests were performed for all the indefinite-lived trade name brands for the years ended December 31, 2023, 2022 and 2021, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Definite-lived intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. The Company uses accelerated and straight-line methods of amortization with lives ranging from ten to thirty years.

The Company assesses its long-lived assets and definite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The Company determined that no significant impairment indicators were evident during the years ended December 31, 2023, 2022 and 2021.

Derivatives

The Company uses derivative instruments to manage exposures to interest rates and net investment exposures. The Company does not enter into derivatives for trading or speculative purposes.

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.

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

Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded in the Company’s Consolidated Balance Sheet depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Certain cross-currency swap agreements are designated and qualify as a net investment hedge, the changes in the fair value of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. Offsetting amounts are recorded in the Company’s Consolidated Balance Sheet depending on the position and the duration of the contract.

The Company has certain foreign currency contracts which are not designated as hedges. These derivatives are held as offsets to certain balance sheet exposures. The gains or losses on these contracts are recognized in Interest expense (income) and other, net, in the Company’s Consolidated and Combined Statement of Operations.

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated and Combined Statements of Operations. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims.

Income Taxes

Prior to the Separation, the Company’s domestic and foreign operating results were included in the income tax returns of Enovis. The Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns.

Prior to the Separation, all or a portion of the Company’s income tax payable or receivable computed under the separate return method was adjusted to equity as it did not represent a liability or asset with the relevant taxing authorities during this period, except for certain unrecognized tax benefits for which ESAB could have reasonably been considered to be the primary obligor. The amounts were deemed settled with Enovis when they were due and therefore were included in Parent’s equity.

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”) which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

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

In addition, it is comprised of:
•other non-operating expense (income) items, including certain pension-related activities,
•foreign exchange exposure on cash and intercompany positions and interest income or expense on foreign currency contracts not designated in hedging relationships, and
•Argentina highly inflationary accounting transaction foreign exchange loss on cash and cash equivalent remeasured into the Argentinian entity’s Brazilian real direct parent’s currency. For the years ended December 31, 2023 and 2022, Argentina had a transaction exchange loss on cash and cash equivalent of $26.2 million, and $2.4 million, partially offset by interest income of $8.7 million and $0.7 million, respectively. For the year ended December 31, 2021, the impact was not material.

See “Foreign Currency Exchange Gains and Losses” and “Argentina Highly Inflationary Accounting” policies below for additional information.

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

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense (income) and other, net in the Consolidated and Combined Statements of Operations for that period.

The following table summarizes the Company’s net foreign transaction gains and losses included within the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)(1)
Selling, general and administrative expense	$11,389	$2,597	$2,195
Interest expense and other, net	1,719	109	191
Foreign currency transaction loss, net(2)	$13,108	$2,706	$2,386
(1) This table excludes the foreign exchange impacts of applying highly inflationary accounting for the Company’s Argentina operations for the years ended December 31, 2023 and 2022, as described in the “Argentina Highly Inflationary Accounting” paragraph below.
(2) During 2023, the weakening of the Ruble and certain other South American currencies drove the increase in the loss on transactions denominated in foreign currencies.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Argentina Highly Inflationary Accounting

Argentina is deemed to have a highly inflationary economy, resulting in the remeasurement of the Company’s Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are recorded in the Company’s Consolidated and Combined Statements of Operations each year. In December 2023, the Argentine peso significantly devalued due to changes in their foreign exchange policy introduced by the Argentine government.

For the year ended December 31, 2023 the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign exchange loss to Cost of sales of $11.5 million, Selling, general and administrative gain of $6.7 million and Interest (income) expense and other, net loss of $26.2 million. Despite the above transaction foreign exchange loss, the Argentine subsidiary has taken pricing and operational actions to remain profitable.

For the year ended December 31, 2022, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign exchange loss to Cost of sales of $6.6 million, Selling, general and administrative expense of $3.3 million and Interest (income) expense and other, net loss of $2.4 million. The impact to the Company’s Combined Statements of Operations for the year ended December 31, 2021 was not material.

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

3. Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting pronouncements on the Company’s Consolidated and Combined financial statements as well as material updates to previous assessments. There were no new material accounting standards adopted in the year ended December 31, 2023 that impacted the Company.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of incremental information about significant segment expenses. The guidance also requires disclosure of the Chief Operating Decision Maker’s (the “CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

4. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses that it does not have an interest in the ongoing operations. The entities that hold these assets and liabilities became subsidiaries of the Company in connection with the Separation. These contributions from the Former Parent were not previously included in the Company’s 2019 to 2021 historical carve-out financial statements.

The Company has classified asbestos-related activity included in its Consolidated and Combined Statements of Operations as part of Loss from discontinued operations, net of taxes.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Loss from discontinued operations, net of tax consisted of Selling, general and administrative expenses of $15.6 million net of a tax benefit of $3.3 million for the year ended December 31, 2023. Loss from discontinued operations, net of tax consisted of Selling, general and administrative expenses of $7.5 million net of a tax benefit of $4.4 million for the year ended December 31, 2022. See Note 19, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the year ended December 31, 2023 was $15.2 million and for the year ended December 31, 2022 was $23.1 million.

5. Acquisitions

The Company continually evaluates potential acquisitions that either strategically fit with our existing portfolio or expand our portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for under the acquisition method of accounting. The Company makes an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. As the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, the Company is able to refine the estimates of fair value and more accurately allocate the purchase price.

The Company makes appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required.

The following briefly describes our acquisition activity for the three years ended December 31, 2023.

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for $19 million, net of cash received.

On October 31, 2022, the Company completed the acquisition of Swift Cut Automation Limited, a provider of light industrial cutting systems, for $22 million, net of cash received. This acquisition provides a market-leading automated cutting portfolio.

On October 14, 2022, the Company completed the acquisition of Ohio Medical, LLC, a United States based global leader in oxygen regulators and central gas systems, for $127 million, net of cash received. This acquisition expands the Company’s presence in industrial specialty gas applications and products and broadens the Company’s United States presence.

6. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Equipment	$854,949	$740,824	$758,267
Consumables	1,919,817	1,852,656	1,669,848
Total	$2,774,766	$2,593,480	$2,428,115
The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2023 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2023, 2022 and 2021, total contract liabilities were $31.2 million, $25.9 million and $22.3 million, respectively, and are included in Accrued liabilities on the Consolidated

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Balance Sheets. During the years ended December 31, 2023 and 2022, substantially all amounts included in the contract liability balance at the beginning of the respective year were recognized as revenue in the following year.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2023
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,471	$3,902	$(2,289)	$393	$25,477

7. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends that are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations - basic:
Income from continuing operations attributable to ESAB Corporation(1)	$217,626	$226,815	$235,110
Less: distributed and undistributed earnings allocated to nonvested shares	(1,555)	(1,600)	—
Income from continuing operations attributable to common stockholders	$216,071	$225,215	$235,110
Weighted-average shares of Common stock outstanding – basic(2)	60,233,623	60,054,930	60,034,311
Income per share from continuing operations – basic	$3.59	$3.75	$3.92

Computation of earnings (loss) per share from continuing operations - diluted:
Income from continuing operations attributable to common stockholders	$216,071	$225,215	$235,110
Weighted-average shares of Common stock outstanding – basic(2)	60,233,623	60,054,930	60,034,311
Net effect of potentially dilutive securities(3)	422,123	98,129	—
Weighted-average shares of Common stock outstanding – dilution	60,655,746	60,153,059	60,034,311
Net income per share from continuing operations – diluted	$3.56	$3.74	$3.92
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $5.7 million, $4.3 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) The total number of shares outstanding on April 4, 2022 was 60,034,311, which is utilized for the calculation of both basic and diluted earnings per share for the year ended December 31, 2021 as no ESAB common stock equivalents were outstanding prior to the Separation.
(3) Potentially dilutive securities include stock options, performance-based restricted stock units and non performance-based restricted stock units.

8. Income Taxes

Separation from Enovis

Prior to the Separation, our operating results were included in the Former Parent’s various consolidated United States federal and certain state income tax returns, as well as certain non-United States returns. For periods prior to the Separation, our combined financial statements reflect Income tax expense and deferred tax balances as if we had filed tax returns on a standalone basis separate from the Former Parent. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Separation. For periods prior to the Separation, our pretax operating results include any transactions with the Former Parent as if it were an unrelated party.

In connection with the Separation, we entered into agreements with the Former Parent, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” and “unitary state” filings prior to the Separation. “Joint” filings are returns, such as the United States federal return, which include operations from both Former Parent legal entities and the Company. By contrast, “separate” filings are tax returns (primarily United States state returns and non-United States returns) that exclusively include either the Former Parent’s or the Company’s operations. “Unitary state” filings are state tax returns which may include legal entities of both the Company and the Former Parent. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified the Former Parent against all income tax liabilities involving “separate” and “unitary state” filings for periods prior to the Separation, except to the extent a unitary state filing includes a legal entity of the Former Parent and the adjustment relates to that legal entity. The Company is also liable for fifty percent of all cash taxes paid as a result of any adjustment or redetermination or otherwise in connection with any tax contest relating to any joint return.

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

Income from continuing operations before income taxes and Income tax expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$37,364	$(19,234)	$10,140
Foreign operations	281,728	319,485	308,948
	$319,092	$300,251	$319,088
Income tax expense:
Current:
Federal	$18,034	$8,928	$18,477
State	3,760	2,451	1,797
Foreign	99,036	77,728	68,779
	120,830	89,107	89,053
Deferred:
Federal	(11,897)	(7,501)	(12,700)
State	(1,341)	358	161
Foreign	(11,865)	(12,794)	3,895
	(25,103)	(19,937)	(8,644)
	$95,727	$69,170	$80,409

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company’s Income tax expense differs from the amount that would be computed by applying the United States federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Taxes calculated at the United States federal statutory rate	$67,010	$63,053	$67,008
State taxes	1,630	2,809	1,933
Effect of tax rates on international operations	1,548	(9,010)	(8,879)
Changes in tax reserves	10,753	(350)	2,734
Non-taxable dividends	—	—	(46)
Research and development tax credits	(714)	(542)	(587)
Effect of United States taxation on international operations	1,527	310	(313)
Permanent differences, net	10,077	7,209	483
Provision to return	703	(7,055)	(7,415)
Withholding taxes	11,172	12,133	9,567
Capital gain	—	(3,655)	12,371
Valuation Allowance	(12,308)	4,503	3,737
Other	4,329	(235)	(184)
Income tax expense	$95,727	$69,170	$80,409

For the year ended December 31, 2023, the Company’s effective rate differs from the United States federal statutory rate of 21% due to changes in tax reserves, permanent differences relating to foreign subsidiaries and withholding taxes, partially offset by the favorable impact from changes in valuation allowances. The Company’s effective tax rate for years ending December 31, 2022 and December 31, 2021 differed from the United States federal statutory rate of 21% due to the impact of withholding taxes and permanent differences relating to foreign subsidiaries, partially offset by the favorable impact from the Company’s earnings outside the United States taxed at different rates than the United States federal statutory rate. The change in tax reserves in 2023 is largely the result of an adverse court ruling in an unrelated taxpayer’s tax case in a foreign jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets. The temporary differences that gave rise to the significant components of deferred tax assets and liabilities are presented below:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,350	$5,761
Expenses currently not deductible	52,526	36,320
Net operating loss carryforward	107,395	111,497
Tax credit carryforward	4,581	10,320
Depreciation and amortization	7,404	9,124
Inventory	12,238	5,685
Capitalized R&D Costs	18,178	14,160
Leases	23,987	22,713
Other	2,866	—
Valuation allowance	(79,354)	(88,202)
Deferred tax assets, net	$151,171	$127,378

Deferred tax liabilities:
Depreciation and amortization	$(120,055)	$(121,858)
Leases	(23,987)	(22,713)
Outside basis differences and other	(79,985)	(79,623)
Total deferred tax liabilities	$(224,027)	$(224,194)
Total deferred tax liabilities, net	$(72,856)	$(96,816)

Deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets on a net jurisdictional basis as follows:

	December 31,
	2023	2022
	(In thousands)
Other assets	$46,602	$42,860
Other liabilities	(119,458)	(139,676)
Deferred tax liability, net	$(72,856)	$(96,816)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2023, the valuation allowance decreased from $88.2 million to $79.4 million. with a net decrease of $12.3 million recognized as a decrease to Income tax expense, and a $3.4 million increase related to changes in foreign currency rates. The current year change primarily relates to the change in conclusion regarding the realizability of net operating loss carryforwards in a foreign jurisdiction. In determining how much of the relevant deferred tax asset could be realized on a more likely than not basis, consideration was given to tax planning strategies and, when applicable, future taxable income.

The Company has United States federal net operating loss carryforwards of $11.6 million as of December 31, 2023 expiring in years 2028 through 2036. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2023 the Company also has $414.6 million foreign net operating loss carryforwards primarily in the United Kingdom, Germany, the Netherlands and Sweden that may be subject to local tax restriction limitations. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

As of December 31, 2023, the Company incurred $10.9 million of tax expense relating to a distribution of earnings for which it has changed its indefinite reinvestment assertion. Other than this expense incurred in the year ended December 31, 2023, the Company has not made any other material changes to its indefinite reinvestment assertion with respect to earnings

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
reinvested in its foreign operations. The majority of our global unremitted foreign earnings have been taxed or would be exempt from United States tax upon repatriation. The Company has made no provision for United States income taxes or additional non-United States taxes on certain undistributed earnings or outside basis differences of non-United States subsidiaries in which the Company remains indefinitely reinvested. A portion of these undistributed earnings may be subject to foreign and United States tax consequences upon remittance. The Company cannot practically estimate the amount of additional taxes that might be payable on those undistributed earnings.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). This liability for such uncertain tax positions includes the amount of benefit included in (i) its previously filed income tax returns and (ii) its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated and Combined Financial Statements. The Company’s total unrecognized tax benefits were $30.9 million, $20.2 million and $37.7 million as of December 31, 2023, 2022 and 2021, respectively, inclusive of $12.1 million, $5.6 million and $6.2 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense, which was an expense of $7.9 million, benefit of $0.7 million and expense of $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The change in the balance for the year ended December 31, 2023 is primarily due to the increase in liability for an adverse court ruling in an unrelated taxpayer’s tax case in a foreign jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (inclusive of associated interest and penalties):

(In thousands)
Balance, January 1, 2021	$35,201
Addition for tax positions taken in prior periods	738
Addition for tax positions taken in the current period	2,987
Reductions related to settlements with taxing authorities	(425)
Reductions resulting from a lapse of applicable statute of limitations	(565)
Other, including the impact of foreign currency translation and United States tax rate changes	(255)
Balance, December 31, 2021	37,681
Addition for tax positions taken in prior periods	1,971
Addition for tax positions taken in the current period	1,171
Reductions related to settlements with taxing authorities	(922)
Transfer from Former Parent, impact of foreign currency translation and other	(2,801)
Other, including the impact of foreign currency translation and United States tax rate changes	(16,897)
Balance, December 31, 2022	20,203
Addition for tax positions taken in prior periods	13,514
Addition for tax positions taken in the current period	—
Reductions related to settlements with taxing authorities	(4,160)
Reductions resulting from a lapse of applicable statute of limitations	(473)
Other, including the impact of foreign currency translation	1,787
Balance, December 31, 2023	$30,871

The Company files numerous group and separate tax returns in Unites States federal and state jurisdictions, as well as international jurisdictions. The Company is routinely examined by various United States and non-United States taxing authorities. The Company is subject to audit by the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Former Parent, the Company is the primary obligor for (i) ESAB separate company state returns for all periods; (ii) unitary state returns that include only ESAB legal entities for all periods, and (iii) ESAB separate foreign returns for all periods.

Pursuant to United States tax law, the Company filed its initial United States federal income tax return for the post-Separation period in October 2023. The Company reviews its global tax provisions on a quarterly basis. The Company accrues or adjusts contingent tax liabilities based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of the statutes of limitations.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

9. Goodwill and Intangible Assets

The following table summarizes Goodwill activity by segment for the years ended December 31, 2023 and 2022:

	Americas	EMEA & APAC	Total
	(In thousands)
Balance, January 1, 2022	$519,154	$1,013,839	$1,532,993
Goodwill attributable to acquisition	63,183	13,047	76,230
Impact of foreign currency translation	3,508	(82,964)	(79,456)
Balance, December 31, 2022	585,845	943,922	1,529,767
Goodwill attributable to acquisitions	1,664	13,912	15,576
Impact of foreign currency translation	2,366	40,622	42,988
Balance, December 31, 2023	$589,875	$998,456	$1,588,331

The following table summarizes the Company’s Intangible assets, excluding Goodwill:

	December 31,
	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets
Trade names	$185,301	$—	$180,691	$—
Definite-Lived Intangible Assets
Customer relationships	496,483	(231,848)	482,499	(203,041)
Technology	73,288	(55,288)	71,192	(50,005)
Trade names	23,966	(10,983)	22,464	(9,412)
Software	80,203	(61,920)	94,904	(74,799)
Other intangible assets	22,878	(22,545)	22,800	(20,126)
	$882,119	$(382,584)	$874,550	$(357,383)

Amortization expense related to intangible assets of $39.7 million, $35.6 million and $42.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations.

Expected Amortization Expense

The Company’s expected annual amortization expense for acquired intangible assets for the next five years is as follows:

December 31, 2023
(In thousands)
2024	$29,160
2025	28,115
2026	27,027
2027	22,562
2028	20,782

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2023	2022
	(In years)	(In thousands)
Land	n/a	$15,095	$15,839
Buildings and improvements	5-40	178,682	164,472
Machinery and equipment	3-15	394,318	382,830
		588,095	563,141
Accumulated depreciation		(293,790)	(278,915)
		$294,305	$284,226

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $30.0 million, $29.5 million and $32.5 million, respectively.

11. Inventories, Net

Inventories, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Raw materials	$156,583	$153,099
Work in process	43,561	44,086
Finished goods	244,580	261,902
	444,724	459,087
LIFO reserve	(4,279)	(2,168)
Less: allowance for excess, slow-moving and obsolete inventory	(47,587)	(40,090)
	$392,858	$416,829

At December 31, 2023 and 2022, approximately 27.4% and 31.5% of total inventories, respectively, were valued using the LIFO method.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12. Leases

The Company leases certain office spaces, warehouses, production facilities, vehicles and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset is recorded on the Consolidated Balance Sheets, with the current lease liability being included in Accrued liabilities and noncurrent lease liability being included in Other liabilities. Operating lease expense was $25.4 million, $21.3 million and $23.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

December 31, 2023
(In thousands)
Future lease payments by year:
2024	$25,769
2025	20,540
2026	14,366
2027	9,938
2028	8,645
Thereafter	32,190
Total	111,448
Less: present value discount	(12,045)
Present value of lease liabilities	$99,403
Weighted-average remaining lease term (in years):
Operating leases	6.62
Weighted-average discount rate:
Operating leases	3.5%

13. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated Balance Sheets consisted of the following:

	December 31, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$45,681	$144,662	$49,615	$161,500
Compensation and related benefits	97,052	52,589	74,794	57,438
Asbestos liability	32,908	234,796	30,108	230,581
Contract liability	31,248	—	25,899	—
Lease liability	22,794	76,609	18,664	76,163
Warranty liability	12,606	—	12,946	—
Third-party commissions	18,711	—	18,315	—
Restructuring liability	5,345	354	7,533	285
Other	47,144	33,823	47,436	19,372
	$313,489	$542,833	$285,310	$545,339

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Accrued Warranty Liability

A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated Balance Sheets is as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Warranty liability, beginning of period	$12,946	$14,954
Accrued warranty expense	5,794	5,322
Changes in estimates related to pre-existing warranties	3,097	2,821
Cost of warranty service work performed	(10,710)	(9,680)
Acquisition-related liability	1,278	—
Foreign exchange translation effect	201	(471)
Warranty liability, end of period	$12,606	$12,946

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets is as follows:

	Year Ended December 31, 2023
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,910	$10,017	$(10,223)	$(109)	$4,595
Facility closure costs and other(2)	2,908	8,637	(10,483)	42	1,104
Subtotal	$7,818	18,654	$(20,706)	$(67)	$5,699
Non-cash charges(3)		5,456
Total		$24,110
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes impairment of long-lived assets in connection with the closure and optimization of facilities and product lines.

	Year Ended December 31, 2022
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$7,818	$4,642	$(7,626)	$76	$4,910
Facility closure costs(2)	291	17,656	(15,068)	29	2,908
Subtotal	$8,109	22,298	$(22,694)	$105	$7,818
Non-cash charges(3)		798
Total		$23,096
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

Prior to the Separation, the Former Parent offered both funded and unfunded noncontributory defined benefit pension plans in the United States that were shared amongst its businesses, including the Company prior to the Company becoming plan sponsor. The participation of the Company’s employees and retirees in this plan was as though it participated in a multiemployer plan with the Former Parent. As a result, prior to the Separation, a proportionate share of the cost associated with this defined benefit plan was allocated to the Company based on the Company’s share of total Former Parent headcount. This allocation is reflected within Interest expense (income) and other, net, in the Consolidated and Combined Statements of Operations, while any assets and liabilities associated with this defined benefit plan were retained by the Former Parent and were not recorded on the Company’s historical Combined Financial Statements.

As part of the Separation, certain United States defined benefit and other post-retirement plans, formerly sponsored by the Former Parent were transferred to the Company as of March 21, 2022 (“Transfer Date”). As of the Transfer Date, the transferred plans include a defined benefit pension plan with assets of $201.3 million and projected benefit liabilities of $200.7 million, one unfunded defined benefit plan with liabilities of less than $0.1 million and one other post-retirement benefit plan with liabilities of $11.7 million, all of which were recorded in the financial statements of the Former Parent at December 31, 2021.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the total changes in the Company’s pension and accrued post-retirement benefits and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$256,022	$142,914	$8,850	$382
Transfer from Former Parent	—	200,690	—	11,697
Service cost	1,439	1,684	11	15
Interest cost	11,170	5,874	393	234
Plan amendments	175	862	—	—
Actuarial loss (gain)	802	(60,148)	(514)	(2,807)
Foreign exchange effect	4,079	(12,452)	(1)	(35)
Benefits paid	(27,720)	(23,385)	(549)	(636)
Settlements	(3,584)	(283)	—	—
Other	360	266	—	—
Projected benefit obligation, end of year	$242,743	$256,022	$8,190	$8,850
Accumulated benefit obligation, end of year	$239,578	$253,123	$8,190	$8,850
Change in plan assets:
Fair value of plan assets, beginning of year	$219,050	$84,503	$—	$—
Transfer from Former Parent	—	201,259	—	—
Actual return on plan assets	19,651	(51,266)	—	—
Employer contributions(1)	(857)	5,315	549	636
Foreign exchange effect	3,162	(7,583)	—	—
Benefits paid	(27,720)	(23,385)	(549)	(636)
Settlements	(2,505)	9,947	—	—
Other	691	260	—	—
Fair value of plan assets, end of year	$211,472	$219,050	$—	$—
Funded status, end of year	$(31,271)	$(36,972)	$(8,190)	$(8,850)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Non-current assets	$17,300	$15,701	$—	$—
Current liabilities	(3,186)	(3,025)	(764)	(824)
Non-current liabilities	(45,385)	(49,648)	(7,426)	(8,026)
Total	$(31,271)	$(36,972)	$(8,190)	$(8,850)
(1) The employer contribution amount for the year ended December 31, 2023 includes a refund of assets totaling $5.1 million to the Company arising from a completed wind up of a foreign defined benefit plan.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $50.7 million and $3.9 million, respectively, as of December 31, 2023 and $201.1 million and $149.8 million, respectively, as of December 31, 2022.

 For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $55.6 million and $7.0 million, respectively, as of December 31, 2023 and $206.8 million and $154.1 million, respectively, as of December 31, 2022.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the Company’s foreign pension benefit obligations and plan assets, included in the table above, and includes a statement of the plans’ funded status:

	Foreign Pension Benefits
	Year Ended December 31,
	2023	2022
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$99,401	$141,278
Service cost	1,439	1,684
Interest cost	4,148	2,161
Plan amendments	175	862
Actuarial loss (gain)	335	(25,131)
Foreign exchange effect	4,079	(12,452)
Benefits paid	(7,138)	(8,984)
Settlements	(3,584)	(283)
Other	360	266
Projected benefit obligation, end of year	$99,215	$99,401
Accumulated benefit obligation, end of year	$96,049	$96,500
Change in plan assets:
Fair value of plan assets, beginning of year	$70,821	$84,503
Actual return on plan assets	1,262	(12,494)
Employer contributions	(1,015)	5,170
Foreign exchange effect	3,162	(7,581)
Benefits paid	(7,138)	(8,984)
Settlements	(2,505)	9,947
Other	691	260
Fair value of plan assets, end of year	$65,278	$70,821
Funded status, end of year	$(33,937)	$(28,580)

Expected contributions to the Company’s pension and other post-employment benefit plans for the year ending December 31, 2024 are $5.2 million. The following benefit payments are expected to be paid during each respective fiscal year:

	Pension Benefits		Other Post-Retirement Benefits
	All Plans	Foreign Plans
	(In thousands)
2024	$21,183	$7,256	$764
2025	20,635	7,074	745
2026	20,300	7,138	744
2027	19,912	7,175	740
2028	19,134	6,802	688
2029 - 2033	89,736	35,683	3,055

The Company’s primary investment objective for its pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries. The assets are invested with the goal of preserving principal while providing a reasonable rate of return over the long term. Diversification of assets is achieved through strategic allocations to various asset classes. Actual allocations to each asset class vary due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced as required, as frequently as on a quarterly basis in some instances. The target allocation for plan assets varies by plan and jurisdiction. The actual allocation percentages as of December 31, 2023 and 2022 are consistent with the target allocation ranges of the plans.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following are the actual allocation percentages for the Company’s pension plan assets:

	Actual Asset Allocation December 31,
	2023	2022
United States Plans:
Equity securities:
United States	38%	36%
International	12%	13%
Fixed income	49%	50%
Cash and cash equivalents	1%	1%
Foreign Plans:
Equity securities	1%	4%
Fixed income securities	48%	34%
Cash and cash equivalents	1%	16%
Insurance contracts	38%	34%
Investment funds(1)	12%	12%

(1) Represents various fixed income and equity securities.

A summary of the Company’s pension plan assets for each fair value hierarchy level for the periods presented follows (see Note 17, “Fair Value Measurements” for further description of the levels within the fair value hierarchy):

	December 31, 2023
	Measured at Net Asset Value (1)	Level One	Level Two	Level Three	Total
	(In thousands)
United States Plans:
Cash and cash equivalents	$—	$1,237	$—	$—	$1,237
Equity securities:
United States large cap	29,289	—	—	—	29,289
United States small/mid cap	10,130	16,033	—	—	26,163
International	18,078	—	—	—	18,078
Fixed income mutual funds:
United States government and corporate	70,283	—	—	—	70,283
Other	—	1,145	—	—	1,145
Foreign Plans:
Cash and cash equivalents(2)	—	547	—	—	547
Equity securities	—	921	—	—	921
Non-United States government and corporate bonds	—	31,147	—	—	31,147
Insurance contracts	—	—	24,592	—	24,592
Investment funds	—	—	8,050	—	8,050
Other	—	—	20	—	20
	$127,780	$51,030	$32,662	$—	$211,472
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient (the “NAV”) have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, which are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2) The weighted-average interest crediting rates received in Cash and cash equivalents of foreign plans are immaterial relative to total plan assets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022
	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
		(In thousands)
United States Plans:
Cash and cash equivalents	$—	$1,591	$—	$—	$1,591
Equity securities:
United States large cap	31,018	—	—	—	31,018
United States small/mid cap	10,789	11,289	—	—	22,078
International	18,928	—	—	—	18,928
Fixed income mutual funds:
United States government and corporate	73,497	—	—	—	73,497
Other	—	1,118	—	—	1,118
Foreign Plans:
Cash and cash equivalents(2)	—	11,348	—	—	11,348
Equity securities	—	2,475	—	—	2,475
Non-United States government and corporate bonds	—	24,289	—	—	24,289
Insurance contracts	—	—	24,236	—	24,236
Investment funds	—	—	8,400	—	8,400
Other	—	33	39	—	72
	$134,232	$52,143	$32,675	$—	$219,050

(1)Certain investments that are measured at fair value using the NAV have not been classified in the fair value hierarchy. These investments, consisting of common/collective trusts, are valued using the NAV provided by the Trustee. The NAV is based on the underlying investments held by the fund, which are traded in an active market, less its liabilities. These investments are able to be redeemed in the near-term.
(2) The weighted-average interest crediting rates received in Cash and cash equivalents of foreign plans are immaterial relative to total plan assets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the components of net periodic benefit (income) cost and Other comprehensive income of the Company’s defined benefit pension plans and other post-retirement employee benefit plans:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$1,439	$1,684	$1,785	$11	$15	$14
Interest cost	11,170	5,874	1,668	393	234	22
Amortization	1,206	4,313	1,220	—	(181)	—
Settlement (gain) loss	—	(9,114)	(11,195)	—	—	8
Other	—	92	2	—	—	—
Expected return on plan assets	(11,391)	(11,519)	(2,258)	—	—	—
Net periodic benefit cost (income)	$2,424	$(8,670)	$(8,778)	$404	$68	$44
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Transfer from Former Parent	$—	$53,134	$—	$—	$(2,629)	$—
Current year net actuarial (gain) loss	(7,021)	949	(5,788)	(514)	(2,807)	(27)
Current year prior service cost	175	862	—	—	—	—
Less amounts included in net periodic benefit cost:
Amortization of net (loss) gain	(1,575)	(4,340)	(1,228)	479	181	(8)
Settlement/divestiture/other loss	(1,079)	(67)	—	—	—	—
Amortization of prior service cost	38	(1,067)	(5)	—	—	—
Total recognized in Other comprehensive (gain) loss	$(9,462)	$49,471	$(7,021)	$(35)	$(5,255)	$(35)

Each component of net periodic benefit (income) cost is included in the Company’s Consolidated and Combined Statements of Operations for the years ended December 31, 2023, 2022 and 2021. Service cost is included within Selling, general and administrative expense with the non-service costs net of expected return on plan assets and settlement gains included within Interest expense (income) and other, net. Settlement gains of $9.1 million and $11.2 million are recorded within Pension settlement gain on the Company’s Consolidated and Combined Statement of Operations for the years ended December 31, 2022 and 2021, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the components of net periodic benefit (income) cost and Other comprehensive income of the foreign defined benefit pension plans, included in the table above:

	Foreign Pension Benefits
	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Components of Net Periodic Benefit (Income) Cost:
Service cost	$1,439	$1,684	$1,785
Interest cost	4,148	2,161	1,646
Amortization	40	687	1,118
Settlement gain	—	(9,114)	(11,195)
Other	(331)	92	2
Expected return on plan assets	(2,475)	(2,063)	(2,258)
Net periodic benefit cost (income)	$2,821	$(6,553)	$(8,902)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Current year net actuarial loss (gain)	$1,984	$(12,262)	$(5,710)
Current year prior service cost	175	862	—
Less amounts included in net periodic benefit (income) cost:
Amortization of net loss	(78)	(714)	(1,126)
Settlement/divestiture/other loss	(1,079)	(67)	—
Amortization of prior service cost	38	(1,067)	(5)
Total recognized in Other comprehensive loss (gain)	$1,040	$(13,248)	$(6,841)

The components of net unrecognized pension and other post-retirement benefit cost included in Accumulated other comprehensive loss in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
	(In thousands)
Net actuarial loss (gain)	$61,573	$71,066	$(5,234)	$(5,199)
Prior service income	(81)	(112)	—	—
Total	$61,492	$70,954	$(5,234)	$(5,199)

The key economic assumptions used in the measurement of the Company’s pension and other post-retirement benefit obligations are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Weighted-average discount rate:
All plans	4.4%	4.6%	4.8%	5.0%
Foreign plans	3.9%	4.3%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.1%	3.2%	—%	—%

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The key economic assumptions used in the computation of net periodic benefit cost are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted-average discount rate:
All plans	4.6%	2.2%	1.3%	—%	2.6%	6.0%
Foreign plans	4.3%	1.9%	1.3%	—%	—%	—%
Weighted-average expected return on plan assets:
All plans	5.0%	4.8%	3.6%	—%	—%	—%
Foreign plans	4.1%	3.2%	3.6%	—%	—%	—%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.2%	3.2%	3.4%	—%	—%	—%

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

In determining discount rates, the Company utilizes the single discount rate equivalent to discounting the expected future cash flows from each plan using the yields at each duration from a published yield curve as of the measurement date.

For measurement purposes, a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 7.5% was assumed. The rate was assumed to decrease gradually to 4.0% by 2034 and remain at that level thereafter for benefits covered under the plans.

The expected long-term rate of return on plan assets is determined using the calculated value of plan assets, which is based on the Company’s investment policy target allocation of the asset portfolio between various asset classes and the expected real returns of each asset class over various periods of time that are consistent with the long-term nature of the underlying obligations of these plans.

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $8.7 million and $7.9 million, respectively.

15. Debt

Long-term debt consists of the following:

	December 31,
	2023	2022
	(In thousands)
Term loans	$987,500	$1,000,000
Revolving credit facilities	32,000	221,000
Total debt	1,019,500	1,221,000
Unamortized deferred financing fees	(1,443)	(2,357)
Long-term debt	$1,018,057	$1,218,643

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

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility” and, together with the Term Loan A-1 Facility, the “Term Facilities,” and, together with the Revolving Facility, the “Facilities”) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility.

As of December 31, 2023, the Credit Agreement consists of the following facilities:

•A $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027;

•A Term A-1 loan with an aggregate principal amount of $395 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027; and,

•A Term Loan A-3 loan with an aggregate principal amount of $593 million (the “Term Loan A-3 Facility”) with a maturity date of April 3, 2025.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of December 31, 2023.

The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Facilities and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement.

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in Euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Credit Agreement Amendment), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long term debt, the Company entered into interest rate and cross currency swap agreements during the year ended December 31, 2022. Refer to Note 16, “Derivatives” for additional information.

As of December 31, 2023, the weighted-average interest rate of borrowings under the Credit Agreement was 5.223%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $718 million of borrowing capacity available on the Revolving Facility.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $78 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $109.0 million. Total letters of credit of $28.6 million were outstanding as of December 31, 2023.

Deferred Financing Fees

In total, the Company had deferred financing fees of $2.3 million included in its Consolidated Balance Sheet as of December 31, 2023, which will be charged to Interest expense (income) and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $2.3 million, $0.9 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $1.4 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

Other

The Company’s minimum principal payments for the next five years are as follows:

December 31, 2023
(in thousands)
2024	$—
2025	592,500
2026	—
2027	427,000
2028	—
Total debt(1)	$1,019,500

(1)Total debt excludes $1.4 million of related unamortized deferred financing fees.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of December 31, 2023. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts is $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company. The spread is 1.250% as of December 31, 2023. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The above interest rate swap agreements are designated and qualify as a cash flow hedge, and as such the gain or loss on the derivative instrument due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the year ended December 31, 2023.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The Company expects a gain of $6.7 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of December 31, 2023.

The effects of designated cash flow hedges on the Company’s Consolidated and Combined Statements of Operations consisted of the following:

		Year Ended December 31,
Derivative type	(Gain) loss recognized in the Consolidated and Combined Statements of Operations:	2023	2022
		(In thousands)
Interest rate swap agreements	Interest expense (income) and other, net	$(11,053)	$413

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro denominated subsidiaries against adverse movements in exchange rates between the U.S. dollar and the Euro. In addition, the cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. dollar aggregate notional amount of $275 million at December 31, 2023, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense (income) and other, net line item in the Consolidated and Combined Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2023.

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

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Combined Statements of Operations consisted of the following:

		Year Ended December 31,
Derivative type	Gain recognized in the Consolidated and Combined Statements of Operations:	2023	2022

Cross currency swap agreements	Interest expense (income) and other, net	$(4,779)	$(2,181)

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The table below shows the fair value of the derivatives recognized in the Company’s Consolidated Balance Sheets:

	December 31, 2023		December 31, 2022
Designated as hedging instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$22,232	$—	$10,769	$—
Interest rate swap agreements	—	9,522	—	14,342
Total	$22,232	$9,522	$10,769	$14,342

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of December 31, 2023 and December 31, 2022, the Company had foreign currency contracts related to purchases and sales with notional values of $232.5 million and $260.0 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Company’s Consolidated Balance Sheets:

	December 31, 2023		December 31, 2022
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$596	$1,088	$2,166	$3,682

The amounts in the table above as of December 31, 2023 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $1.2 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Combined Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Year Ended December 31,
Foreign currency contracts	2023	2022	2021
	(In thousands)
Change in unrealized (loss) gain	(1,023)	1,338	177
Realized loss(1)	(2,928)	(17,601)	(5,631)
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

Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows (see Note 14, “Benefit Plans” for classification of the assets of the Company’s benefit plans within the fair value hierarchy):

	December 31, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,027	$—	$—	$6,027
Foreign currency contracts - not designated as hedges	—	2,261	—	2,261
Interest rate swap agreements	—	9,522	—	9,522
Deferred compensation plans	—	3,488	—	3,488
	$6,027	$15,271	$—	$21,298

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,769	$—	$1,769
Cross currency swap agreements	—	22,232	—	22,232
Deferred compensation plans	—	3,488	—	3,488
	$—	$27,489	$—	$27,489

	December 31, 2022
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$8,195	$—	$—	$8,195
Foreign currency contracts - not designated as hedges	—	3,682	—	3,682
Interest rate swap agreements	—	14,342	—	14,342
Deferred compensation plans	—	2,501	—	2,501
	$8,195	$20,525	$—	$28,720

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,166	$—	$2,166
Cross currency swap agreements	—	10,769	—	10,769
Deferred compensation plans	—	2,501	—	2,501
	$—	$15,436	$—	$15,436

The Company’s cash equivalents consist of investments in foreign interest-bearing deposit accounts and foreign money market mutual funds that are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the year ended December 31, 2023, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 16, “Derivatives” for additional information.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers which represent more than 10% of the Company’s Accounts receivable, net as of December 31, 2023 and 2022.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
18. Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of Accumulated other comprehensive loss including reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at January 1, 2021	$(29,378)	$(366,825)	$—	$—	$(396,203)
Other comprehensive income (loss) before reclassifications:					$—
Net actuarial gain	7,479	—	—	—	7,479
Foreign currency translation adjustment	1,534	(72,867)	—	—	(71,333)
Other comprehensive (loss) income before reclassifications	9,013	(72,867)	—	—	(63,854)
Amounts reclassified from Accumulated other comprehensive loss(1)	(831)	—	—	—	(831)
Net current period Other comprehensive (loss) income	8,182	(72,867)	—	—	(64,685)
Balance at December 31, 2021	(21,196)	(439,692)	—	—	(460,888)
Other comprehensive income (loss) before reclassifications:
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	—	—	(59,263)
Net actuarial gain	113	—	—	—	113
Foreign currency translation adjustment	1,712	(82,351)	(8,336)	—	(88,975)
Loss on long-term intra-entity foreign currency transactions	—	(83,105)	—	—	(83,105)
Unrealized gain on cash flow hedges	—	—	—	10,782	10,782
Other comprehensive (loss) income before reclassifications	(48,679)	(174,215)	(8,336)	10,782	(220,448)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,028	—	—	320	6,348
Net current period Other comprehensive (loss) income	(42,651)	(174,215)	(8,336)	11,102	(214,100)
Balance at December 31, 2022	(63,847)	(613,907)	(8,336)	11,102	(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	8,969	—	—	—	8,969
Foreign currency translation adjustment	(3,285)	(11,143)	(8,879)	—	(23,307)
Gain on long-term intra-entity foreign currency transactions	—	70,428	—	—	70,428
Unrealized gain on cash flow hedges	—	—	—	4,834	4,834
Other comprehensive (loss) income before reclassifications	5,684	59,285	(8,879)	4,834	60,924
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	(1,642)	—	—	(8,566)	(10,208)
Net current period Other comprehensive (loss) income	4,042	59,285	(8,879)	(3,732)	50,716
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)

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
(3) During the years ended December 31, 2023 and 2022, the amount on this line within the Cash Flow Hedges column is a component of Interest expense (income) and other, net. See Note 16, “Derivatives,” for additional details.

Share-Based Payments

Prior to the Separation, the Company had no stock-based compensation plans; however, certain employees of the Company participated in the Former Parent’s stock-based compensation plans which provided for the grants of stock options and restricted stock units (“RSUs”). Prior to the Separation, the Former Parent allocated stock-based compensation expense to the Company based on ESAB employees participating in Former Parent plans. This is reflected in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Income for the period prior to the Separation. Prior to the Separation, in addition to stock compensation expense related to direct employees of the Company, stock compensation expense related to certain corporate employees of the Former Parent was allocated to the Company based on the Company’s proportional share of total Former Parent revenues. For the three months ended April 1, 2022, $0.7 million of stock-based compensation expense was allocated to the Company. For the year ended December 31, 2021, $2.6 million was allocated to the Company. Following the Separation, the Company independently incurs stock compensation expenses as a stand-alone company.

In connection with the Separation, the Company adopted the 2022 Omnibus Incentive Plan (the “Stock Plan”) that became effective upon the Separation. Outstanding equity awards of the Former Parent held by ESAB employees at the Separation date were converted into or replaced with awards of ESAB common stock under the Stock Plan, with the intent to maintain the economic value of the equity awards immediately before and after the Distribution. The terms of the equity awards period, exercisability and vesting schedule, as applicable, generally continued unchanged. Other than converted or replacement equity awards of ESAB issued in replacement of the Former Parent’s RSUs and stock options, the terms of the converted or replacement equity awards of ESAB (e.g. vesting date and expiration date) continued unchanged.

The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated and Combined Statements of Operations.

Stock Options

 Under the Stock Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s common stock on the date of grant. Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the entire award. For the year ended December 31, 2023, the Stock-based compensation expense for the stock option awards was $2.2 million. As of December 31, 2023, the Company had $2.3 million of unrecognized compensation expense related to stock option awards that will be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

During the year ended December 31, 2023 and 2022, the Company granted certain employees performance-based restricted stock units (“PRSUs”), the vesting of which is fully based on company specific performance metrics over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. These PRSUs are valued at the market value of a share of common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The ultimate payout of PRSUs with a performance metric adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. For the year ended December 31, 2023, the Stock-based compensation expense for the PRSU’s was $3.1 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Under the Stock Plan, the Compensation Committee may also award RSUs to select executives, employees and outside directors, which typically vest over three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the terms and conditions of each award, including any restriction period and other criteria applicable to the awards. For the year ended December 31, 2023, the Stock-based compensation expense for the RSU’s was $9.8 million.

The activity of the Company’s PRSUs and RSUs is as follows:

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2022	110,288	$53.99	464,278	$50.80
Granted	83,873	61.32	183,605	61.46
Vested	(19,062)	59.42	(152,907)	51.00
Forfeited and expired	(6,124)	61.32	(55,346)	53.52
Balance at December 31, 2023	168,975	56.75	439,630	54.84

The fair value of shares vested during the year ended December 31, 2023 was $8.9 million. As of December 31, 2023, the Company had $18.4 million of unrecognized compensation expense related to PRSU and RSU awards that will be recognized over a weighted-average period of 2.0 years.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined. The Company expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

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

Each subsidiary has separate insurance coverage acquired prior to Company ownership. The Company estimates the insurance assets for each subsidiary based upon the applicable policy language, expected recoveries and allocation methodologies and law pertaining to the affected subsidiary’s insurance policies.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Asbestos-related claims activity since December 31, 2022 and 2021, respectively, is as follows:

	Year Ended December 31,
	2023	2022
	(Number of claims)
Claims unresolved, beginning of period	14,106	14,559
Claims filed(1)	4,627	4,338
Claims resolved(2)	(5,085)	(4,791)
Claims unresolved, end of period	13,648	14,106
	(In dollars)
Average cost of resolved claims(3)	$9,524	$10,017
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.
(3) Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

The Company’s Consolidated Balance Sheets include the following amounts related to asbestos-related litigation:

	December 31,
	2023	2022
	(In thousands)
Long-term asbestos insurance asset(1)	$221,489	$215,112
Long-term asbestos insurance receivable(1)	17,868	17,231
Accrued asbestos liability(2)	32,908	30,108
Long-term asbestos liability(3)	234,796	230,581
(1) Included in Other assets in the Consolidated Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated Balance Sheets.
(3) Included in Other liabilities in the Consolidated Balance Sheets.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had $131.8 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2024.

20. Segment Information

ESAB is a world leader in fabrication and gas control technology, providing our partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions, which enable the everyday and extraordinary work that shapes our world. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding.

The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net Pension settlement gain, Restructuring and other related charges, Separation costs, Acquisition - amortization and other related charges and Depreciation and other amortization.

The Company’s segment results were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net sales(1):
Americas	$1,214,998	$1,128,306	$1,004,208
EMEA & APAC	1,559,768	1,465,174	1,423,907
	$2,774,766	$2,593,480	$2,428,115

Adjusted EBITDA(2):
Americas	$224,742	$188,577	$159,623
EMEA & APAC	276,360	248,177	244,458
	$501,102	$436,754	$404,081

Depreciation, amortization and other impairment charges:
Americas	$34,589	$29,281	$33,890
EMEA & APAC	40,445	36,697	42,009
	$75,034	$65,978	$75,899

Capital expenditures:
Americas	$21,576	$18,005	$14,095
EMEA & APAC	26,602	22,238	21,489
	$48,178	$40,243	$35,584
(1) For the years ended December 31, 2023, 2022 and 2021, the total Net sales originating from the United States were $619.1 million, $583.0 million and $533.5 million, respectively. The remainder of the sales were derived from foreign countries.
(2) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income from continuing operations	$223,365	$231,081	$238,679
Income tax expense	95,727	69,170	80,409
Interest expense (income) and other, net (1)	85,074	37,950	(29)
Pension settlement gain	—	(9,136)	(11,208)
Restructuring and other related charges(2)	24,110	23,096	18,954
Separation costs(3)	—	15,545	2,865
Acquisition - amortization and other related charges(4)	36,851	34,196	35,949
Depreciation and other amortization	35,975	34,852	38,462
Adjusted EBITDA	$501,102	$436,754	$404,081
(1) Relates to removal of interest expense, net included within the Interest expense (income) and other, net line within the Consolidated and Combined Statements of Operations.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes non-recurring charges and employee costs related to the planning and execution of the separation from Enovis within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(4) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

	December 31,
	2023	2022
	(In thousands)
Investments in Equity Method Investees:
Americas	$—	$—
EMEA & APAC	30,633	28,527
	$30,633	$28,527

Total Assets:
Americas	$1,671,634	$1,666,799
EMEA & APAC	2,156,995	2,087,216
	$3,828,629	$3,754,015

	December 31,
	2023	2022
	(In thousands)
Property, Plant and Equipment, Net(1):
United States	$68,398	$68,380
Czech Republic	60,948	60,278
India	31,258	34,892
Russia	15,550	19,111
Mexico	23,922	17,666
Other foreign countries	94,229	83,899
	$294,305	$284,226
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
21. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward including a separation and distribution agreement, a transition services agreement, tax matters agreement, employee matters agreements, a stockholders and registration rights agreement, an intellectual property matters agreement and a license agreement for EBX.

The Separation and Distribution Agreement

The Company entered into a separation and distribution agreement (the “Separation Agreement”) with Enovis immediately prior to the distribution of the Company’s common stock to Enovis stockholders. The Separation Agreement sets forth the Company’s agreements with Enovis regarding the principal actions to be taken in connection with the Separation. The Separation Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of ESAB and Enovis as part of the Separation, (ii) cash distribution made to Enovis in partial consideration of the transfer of ESAB Assets to the Company in connection with the Separation and (iii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of ESAB’s business with ESAB and financial responsibility for the obligations and liabilities of Enovis’s remaining business with Enovis.

Transition Services Agreement

The transition services agreement sets forth the terms and conditions pursuant to which the Company and its subsidiaries and Enovis and its subsidiaries will provide to each other various services. The services to be provided include human resources, payroll, certain information technology services, treasury services and financial reporting services. The charges for the transition services generally are expected to allow the providing company to fully recover all internal and external costs and expenses it actually incurs in connection with providing the service (including a reasonable allocation of overhead) provided in the manner and at a level substantially consistent with that provided by the respective providing company immediately preceding the Distribution Date. As of the year ended December 31, 2023, the majority of the related obligations have been closed out.

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

Stockholders and Registration Rights Agreement

The stockholders and registration rights agreement sets forth the rights of the stockholders when requiring the Company to facilitate the resale of shares.

Intellectual Property Matters Agreement

The intellectual property matters agreement sets forth the terms and conditions pursuant to which Enovis and the Company have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide and royalty-free rights to use certain intellectual property. The Company and Enovis are able to sublicense their rights in connection with activities relating to their businesses, but not for independent use by third parties.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
EBX License Agreement

The EBX license agreement sets forth the terms and conditions pursuant to which Enovis has granted a royalty-free, non-exclusive, worldwide and nontransferable license to the Company to use EBX, solely in support of its businesses. The Company will be able to sublicense such license solely to direct and indirect wholly-owned subsidiaries. In addition, under the EBX license agreement, Enovis and the Company each license to each other improvements made by such party to EBX during the first two years of the term of the EBX license agreement.

Allocated Expenses

Prior to the Separation, the Company operated as part of the Former Parent and not as a stand-alone company. Accordingly, the Former Parent allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts included, but were not limited to, items such as general management and executive oversight, compliance, human resources, procurement and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considered the allocation methodologies used by the Former Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the three months ended April 1, 2022 and the year ended December 31, 2021 combined financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity.

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

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022, and $29.5 million for the year ended December 31, 2021 and are included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. Following the Separation, the Company independently incurs expenses as a stand-alone company.

Refer to Note 14, “Benefit Plans,” for allocations of net periodic benefit associated with a Former Parent sponsored benefit plan.

22. Subsequent Events

The dividend of $3.6 million included in Accrued liabilities in the Consolidated Balance Sheet at December 31, 2023 was paid on January 12, 2024, to stockholders of record as of December 29, 2023. In addition, on February 22, 2024, the Board of Directors declared a quarterly cash dividend of $0.06 per share of ESAB’s common stock payable on April 12, 2024, to stockholders of record as of March 29, 2024.

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America for approximately $18.5 million of cash consideration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(c) Trading Plans

On November 15, 2023, Mr. Christopher M. Hix, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 7,465 shares of Company common stock on March 1, 2024, subject to certain conditions, in order to satisfy certain tax obligations associated with the vesting of restricted stock units awarded to Mr. Hix in connection with his service as Chief Financial Officer of Enovis Corporation.

On December 7, 2023, Ms. Michelle Campion, the Company’s Chief Human Resources Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 3,660 shares of Company common stock beginning on May 15, 2024, subject to certain conditions. On December 15, 2023, Ms. Campion terminated the trading plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Election of Directors,” “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio Disclosure” and “Pay Versus Performance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2024 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page 104 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3) Exhibits. See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	110
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.1	Amended and Restated Certificate of Incorporation of ESAB Corporation	Incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.2	Amended and Restated Bylaws of ESAB Corporation	Incorporated by reference to Exhibit 3.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
4.1	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.1	Transition Services Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.3	Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.6	Stockholder’s and Registration Rights Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.6 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022

10.7	Registration Rights Agreement, dated March 17, 2022, among ESAB Corporation, Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s registration statement on Form S-1 (File No. 333-268325) as filed with the SEC on November 14, 2022
10.8	Credit Agreement, dated April 4, 2022, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including any designated subsidiary borrower party thereto pursuant to the terms thereof and certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the co-syndication agents, joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.9	Amendment No. 2 to Credit Agreement, dated June 28, 2022	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on June 28, 2022
10.10#	ESAB Corporation 2022 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.8 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.11#	ESAB Corporation Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.12#	The ESAB Group, Inc. Excess Benefits Plan	Incorporated by reference to Exhibit 10.10 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.13#	The ESAB Group, Inc. Nonqualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.11 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.14#	ESAB Corporation Executive Officer Severance Plan	Incorporated by reference to Exhibit 10.12 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.15#	Letter Agreement, effective as of May 15, 2016, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.13 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.16#	Letter Agreement, dated April 26, 2019, between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.14 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.17#	Letter Agreement, dated April 4, 2017, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.15 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.18#	Letter Agreement, dated December 17, 2021, between ESAB Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.17 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.19#	Letter Agreement, dated December 12, 2021, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.18 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.20#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.20 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.21#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Michele Campion	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.22#	Employment Agreement, dated February 21, 2022, between ESAB Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.23#	Letter Agreement, dated December 12, 2022, between ESAB Corporation and Eleanor Lukens	Filed herewith
10.24#	Letter Agreement, dated January 9, 2023, between ESAB Corporation and Olivier Biebuyck	Filed herewith
10.25#	Form of Change in Control Agreement, effective October 27, 2020 (Colfax)	Incorporated by reference to Exhibit 10.22 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.26#	Change in Control Agreement, dated October 30, 2020, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.23 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.27#	Form of Change in Control Agreement, effective March 5, 2021 (ESAB)	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.28#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.25 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.29#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.27 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.30#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.28 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.31#	Retention Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.29 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.32#	Form of Retention Agreement, dated March 5, 2021	Incorporated by reference to Exhibit 10.30 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.33#	Form of Change in Control Agreement, effective February 17, 2022 (ESAB)	Incorporated by reference to Exhibit 10.31 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.34#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.32 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.35#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.33 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.36#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.36 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.37#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Michele Campion	Incorporated by reference to Exhibit 10.35 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.38#	Form of ESAB Corporation Officer Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.38 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.39#	Form of ESAB Corporation Officer Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.39 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.40#	Form of ESAB Corporation Officer Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.40 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.41#	Form of ESAB Corporation Outside Director Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.41 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.42#	Form of ESAB Corporation Outside Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.42 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
Exhibit No.	Description	Location
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	ESAB Corporation Clawback Policy	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
Exhibit No.	Description	Location
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

# Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2024.

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
Date:     February 29, 2024

/s/ SHYAM P. KAMBEYANDA
Shyam P. Kambeyanda
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ KEVIN JOHNSON
Kevin Johnson
Chief Financial Officer
(Principal Financial Officer)

/s/ RENATO NEGRO
Renato Negro
Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ MELISSA CUMMINGS
Melissa Cummings
Director

/s/ CHRISTOPHER M. HIX
Christopher M. Hix
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ ROBERT S. LUTZ
Robert S. Lutz
Director

/s/ STEPHANIE M. PHILLIPPS
Stephanie M. Phillipps
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Write-Offs Write-Downs Deductions and Other(2)	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2023:
Allowance for credit losses	$23,471	$3,902	$(2,289)	$393	$25,477
Valuation allowance for deferred tax assets	88,202	(12,283)	—	3,436	79,355
Year Ended December 31, 2022:
Allowance for credit losses	$23,912	$4,526	$(4,978)	$11	$23,471
Valuation allowance for deferred tax assets(2)	15,465	4,503	68,876	(642)	88,202
Year Ended December 31, 2021:
Allowance for credit losses	$32,311	$(494)	$(6,931)	$(974)	$23,912
Valuation allowance for deferred tax assets	12,647	3,738	—	(920)	15,465
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    As of December 31, 2022, valuation allowance for deferred tax assets “Other” of $68.9 million is primarily due to valuation allowance transferred from Former Parent.