Form 10-Q
period 2024-03-29
ESAB Corp
filed 2024-05-01
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 22, 2024, there were 60,424,421 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023

Net sales	$689,744	$684,000
Cost of sales	434,717	436,611
Gross profit	255,027	247,389
Selling, general and administrative expense	142,450	147,282
Restructuring and other related charges	1,924	9,444
Operating income	110,653	90,663
Pension settlement loss	12,155	—
Interest expense and other, net	17,091	19,510
Income from continuing operations before income taxes	81,407	71,153
Income tax expense	18,504	37,024
Net income from continuing operations	62,903	34,129
Loss from discontinued operations, net of taxes	(1,309)	(913)
Net income	61,594	33,216
Income attributable to noncontrolling interest, net of taxes	(1,643)	(1,313)
Net income attributable to ESAB Corporation	$59,951	$31,903
Earnings (loss) per share – basic
Income from continuing operations	$1.01	$0.54
Loss on discontinued operations	$(0.02)	$(0.02)
Net income per share	$0.99	$0.52
Earnings (loss) per share – diluted
Income from continuing operations	$1.00	$0.54
Loss on discontinued operations	$(0.02)	$(0.02)
Net income per share – diluted	$0.98	$0.52

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income	$61,594	$33,216
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense of $1,531 and $45	(25,354)	42,084
Unrealized income (loss) on derivatives designated and qualifying as cash flow hedges, net of tax expense (benefit) of $295 and $(1,045)	1,013	(3,581)
Defined benefit pension and other post-retirement plan activity, net of tax expense of $203 and $66	629	277
Other comprehensive (loss) income	(23,712)	38,780
Comprehensive income	37,882	71,996
Comprehensive income attributable to noncontrolling interest	(1,320)	(1,814)
Comprehensive income attributable to ESAB Corporation	$36,562	$70,182

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	March 29, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,495	$102,003
Trade receivables, less allowance for credit losses of $25,424 and $25,477	430,149	385,198
Inventories, net	405,601	392,858
Prepaid expenses	60,415	61,771
Other current assets	70,088	55,890
Total current assets	1,042,748	997,720
Property, plant and equipment, net	290,431	294,305
Goodwill	1,586,943	1,588,331
Intangible assets, net	484,219	499,535
Lease assets - right of use	94,162	95,607
Other assets	328,986	353,131
Total assets	$3,827,489	$3,828,629

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$338,399	$306,593
Accrued liabilities	292,903	313,489
Total current liabilities	631,302	620,082
Long-term debt	992,798	1,018,057
Other liabilities	521,011	542,833
Total liabilities	2,145,111	2,180,972
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,424,421 and 60,295,634 shares outstanding as of March 29, 2024 and December 31, 2023, respectively	60	60
Additional paid-in capital	1,881,534	1,881,054
Retained earnings	406,867	350,557
Accumulated other comprehensive loss	(647,661)	(624,272)
Total ESAB Corporation equity	1,640,800	1,607,399
Noncontrolling interest	41,578	40,258
Total equity	1,682,378	1,647,657
Total liabilities and equity	$3,827,489	$3,828,629

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	$60	$1,881,534	$406,867	$(647,661)	$41,578	$1,682,378

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	31,903	—	1,313	33,216
Dividends declared ($0.05 per share)	—	—	—	(3,033)	—	—	(3,033)
Distributions to noncontrolling owners	—	—	—	—	—	(1,359)	(1,359)
Other comprehensive gain, net of tax benefit of $934	—	—	—	—	38,279	501	38,780
Common stock-based award activity	127,538	—	2,229	—	—	—	2,229
Balance at March 31, 2023	60,222,263	$60	$1,868,133	$188,101	$(636,709)	$38,706	$1,458,291

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	March 29, 2024	March 31, 2023

Cash flows from operating activities:
Net income	$61,594	$33,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other impairment charges	16,387	21,871
Stock-based compensation expense	4,133	2,994
Deferred income tax	(638)	2,290
Non-cash interest expense	1,062	299
Pension settlement loss	12,155	—
Changes in operating assets and liabilities:
Trade receivables, net	(48,946)	(21,048)
Inventories, net	(16,078)	(21,611)
Accounts payable	36,196	28,480
Other operating assets and liabilities	(21,398)	(8,424)
Net cash provided by operating activities	44,467	38,067
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,414)	(7,709)
Proceeds from sale of property, plant and equipment	368	681
Acquisition, net of cash received	(18,067)	(18,721)
Other	(1,501)	—
Net cash used in investing activities	(26,614)	(25,749)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	115,000	187,000
Repayments of borrowings on term credit facility	(6,250)	—
Repayments of borrowings on revolving credit facility and other	(139,035)	(189,765)
Payment of dividends	(3,635)	(3,033)
Distributions to noncontrolling interest holders	—	(1,249)
Net cash used in financing activities	(33,920)	(7,047)
Effect of foreign exchange rates on Cash and cash equivalents	(9,441)	4,769
(Decrease) increase in Cash and cash equivalents	(25,508)	10,040
Cash and cash equivalents, beginning of period	102,003	72,024
Cash and cash equivalents, end of period	$76,495	$82,064

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics, and digital solutions. The Company’s rich history of innovative products and workflow solutions and its business system ESAB Business Excellence (“EBX”) enables the Company’s purpose of Shaping the world we imagineTM. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. On April 4, 2022, ESAB Corporation completed its spin-off from Colfax Corporation (“Colfax,” “Enovis” or “Former Parent”) and became an independent, public-traded company (the “Separation”).

The Company’s fiscal year ends December 31. The Company’s first quarter ends on the last business day of the 13th week after the end of the prior quarter. As used herein, the first quarter results for 2024 and 2023 refer to the 13-week periods ended March 29, 2024 and March 31, 2023, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three months ended March 29, 2024, Russia represented approximately 5% of the Company’s total revenue, and approximately $4 million of its Net income. Russia also has approximately 3% of the Company’s total net assets excluding any goodwill allocation as of March 29, 2024. In case of a disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $118 million as of March 29, 2024, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The Consolidated and Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading.

The Consolidated and Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $10.1 million and $9.6 million during the three months ended March 29, 2024 and March 31, 2023, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

The accompanying interim Consolidated and Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on February 29, 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The Company has classified asbestos-related activity in its Consolidated and Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. This activity consists primarily of expected settlements, legal and administrative expenses associated with the above liabilities.

For the three months ended March 29, 2024 and March 31, 2023, respectively, loss from discontinued operations, net of taxes was $1.3 million and $0.9 million. See Note 14, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three months ended March 29, 2024 and March 31, 2023 was $3.7 million and $5.4 million, respectively.

3. Acquisitions

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America, for $18.1 million, net of cash received.

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for $18.7 million, net of cash received.

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Equipment	$214,860	$200,219
Consumables	474,884	483,781
Total	$689,744	$684,000

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of March 29, 2024 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2023 and December 31, 2022, total contract liabilities were $31.2 million and $25.9 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three months ended March 29, 2024 and March 31, 2023, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $16.2 million and $11.1 million, respectively. As of March 29, 2024 and March 31, 2023, total contract liabilities were $29.5 million and $28.3 million, respectively, and were included in Accrued liabilities on the Company’s Consolidated and Condensed Balance Sheets.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended March 29, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$25,477	$651	$(439)	$(265)	$25,424

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$61,260	$32,816
Less: distributed and undistributed earnings allocated to nonvested shares	(365)	(237)
Income from continuing operations attributable to common stockholders	$60,895	$32,579
Weighted-average shares of Common stock outstanding – basic	60,346,121	60,146,348
Income per share from continuing operations – basic	$1.01	$0.54

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$60,895	$32,579
Weighted-average shares of Common stock outstanding – basic	60,346,121	60,146,348
Net effect of potentially dilutive securities(2)	641,836	339,878
Weighted-average shares of Common stock outstanding – dilution	60,987,957	60,486,226
Net income per share from continuing operations – diluted	$1.00	$0.54
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.6 million for the three months ended March 29, 2024 and $1.3 million for the three months ended March 31, 2023.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three months ended March 29, 2024, Income from continuing operations before income taxes was $81.4 million, while Income tax expense was $18.5 million. The effective tax rate was 22.7% for the three months ended March 29, 2024. The effective tax rate differed from the 2024 U.S. federal statutory rate of 21.0% primarily due to withholding taxes.

During the three months ended March 31, 2023, Income from continuing operations before income taxes was $71.2 million, while Income tax expense was $37.0 million. The effective tax rate was 52.0% for the three months ended March 31, 2023. The effective tax rate differed from the 2023 U.S. federal statutory rate of 21.0% primarily due to discrete tax expenses in 2023 for dividend withholding taxes and an increase in the liability for uncertain tax positions as discussed below, that do not recur in 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three months ended March 31, 2023, the Company changed its indefinite reinvestment assertion on certain undistributed earnings of the Company’s foreign subsidiaries, resulting in a total tax expense of $10.9 million, as of March 31, 2023 on such earnings that have not been indefinitely reinvested.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). During the three months ended March 31, 2023, due to an adverse court ruling in a tax case in a foreign jurisdiction, the Company increased the related liability for uncertain tax positions by $9.4 million partially offset by changes in other positions.

7. Inventories, Net

Inventories, net consisted of the following:

	March 29, 2024	December 31, 2023
	(In thousands)
Raw materials	$153,072	$156,583
Work in process	48,627	43,561
Finished goods	253,643	244,580
	455,342	444,724
LIFO reserve	(4,980)	(4,279)
Allowance for excess, slow-moving and obsolete inventory	(44,761)	(47,587)
	$405,601	$392,858

At March 29, 2024 and December 31, 2023, 26.0% and 27.4% of total inventories, respectively, were valued using the LIFO method.

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	March 29, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$44,727	$144,214	$45,681	$144,662
Compensation and related benefits	75,906	50,750	97,052	52,589
Asbestos liability	34,111	223,829	32,908	234,796
Contract liabilities	29,548	—	31,248	—
Lease liabilities	22,936	73,995	22,794	76,609
Warranty liability	12,936	—	12,606	—
Third-party commissions	11,224	—	18,711	—
Restructuring liability	4,045	256	5,345	354
Other	57,470	27,967	47,144	33,823
	$292,903	$521,011	$313,489	$542,833

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Warranty liability, beginning of period	$12,606	$12,946
Accrued warranty expense	2,457	1,393
Changes in estimates related to pre-existing warranties	727	672
Cost of warranty service work performed	(2,647)	(2,678)
Foreign exchange translation effect	(207)	964
Warranty liability, end of period	$12,936	$13,297

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended March 29, 2024
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,595	$1,320	$(1,507)	$(352)	$4,056
Facility closure costs and other(2)	1,104	604	(1,404)	(59)	245
Total	$5,699	$1,924	$(2,911)	$(411)	$4,301
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

During the three months ended March 29, 2024, the Company recognized a non-cash pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan. This amount is reflected in Pension settlement loss in the Consolidated and Condensed Statements of Operations.

10. Debt

Long-term debt consisted of the following:

	March 29, 2024	December 31, 2023
	(In thousands)
Term loans	$981,250	$987,500
Revolving credit facilities	12,000	32,000
Total debt	993,250	1,019,500
Unamortized deferred financing fees	(452)	(1,443)
Long-term debt	$992,798	$1,018,057

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
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

As March 29, 2024, the Credit Agreement consisted of the following facilities:

•A $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027, of which $12 million was drawn;

•A Term A-1 loan with an aggregate principal amount of $393 million (the “Term Loan A-1 Facility”) with a maturity date of April 4, 2027; and

• A Term A-3 loan with an aggregate principal amount of $589 million (the “Term Loan A-3 Facility”) with a maturity date of April 3, 2025. Refer to Note 16, “Subsequent Events” for further information.

The draw-down and repayment related to these term facilities are presented net within the Consolidated and Condensed Statements of Cash Flows.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, with step-downs to, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00, and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Facilities and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement.

Loans made under the Term Facilities will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) rate plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR rate plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Average (“SONIA”) plus an adjustment (as all such rates are defined in the Credit Agreement Amendment), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (consolidated total debt divided by EBITDA, as defined in the credit agreement and ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross currency swap agreements during the year ended December 31, 2022. Refer to Note 11, “Derivatives” for additional information.

As of March 29, 2024, the weighted-average interest rate of borrowings under the Credit Agreement was 5.09%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $738 million of borrowing capacity available under the Revolving Facility, subject to meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $109.0 million. Total letters of credit of $28.3 million were outstanding as of March 29, 2024.

Deferred Financing Fees

The Company had total deferred financing fees of $1.3 million included in its Consolidated Balance Sheet as of March 29, 2024, which will be charged to Interest expense and other, net, using the straight-line method. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities and the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement. Of the $1.3 million, $0.8 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $0.5 million of deferred financing fees relating to the Term Facilities are recorded as a contra-liability within Long-term debt.

11. Derivatives

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of March 29, 2024. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

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

In March 2024, the Company received $5.5 million to settle one of the interest rate swaps associated with the Company’s floating-rate debt. The termination of the interest rate swap related to the anticipated repayment of the Term A-3 Facility when

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

completed in April with the proceeds of the April 2024 $700 million Senior Note Offering. Refer to Note 16, “Subsequent Events” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in earnings over the period the originally forecasted hedged transaction impacts earnings. The remaining $300 million swap will continue to be hedged against the remaining floating-rate debt.

For the remaining swap, the spread was 1.250% as of March 29, 2024. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This interest rate swap agreement is designated and qualifies as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to the cash flow hedges during the three months ended March 29, 2024.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The Company expects a gain of $4.0 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of March 29, 2024.

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative type	(Gain) recognized in the Consolidated and Condensed Statements of Operations:	March 29, 2024	March 31, 2023
		(In thousands)
Interest rate swap agreements	Interest expense and other, net	$(2,722)	$(1,977)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. In addition, the cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million at March 29, 2024, and they mature in April 2025.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company did not have any ineffectiveness related to net investment hedges during the three months ended March 29, 2024.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative type	(Gain) recognized in the Consolidated and Condensed Statements of Operations:	March 29, 2024	March 31, 2023
		(In thousands)
Cross currency swap agreements	Interest expense and other, net	$(1,179)	$(1,201)

The table below shows the fair value of the derivatives recognized in the Consolidated Balance Sheet:

	March 29, 2024		December 31, 2023
Designated as hedging instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$15,783	$—	$22,232	$—
Interest rate swap agreements	—	5,174	—	9,522
Total	$15,783	$5,174	$22,232	$9,522

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of March 29, 2024 and December 31, 2023, the Company had foreign currency contracts related to purchases and sales with notional values of $267.2 million and $232.5 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated Balance Sheet:

	March 29, 2024		December 31, 2023
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$431	$874	$596	$1,088

The amounts in the table above as of March 29, 2024 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.6 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended
Foreign currency contracts	March 29, 2024	March 31, 2023
	(In thousands)
Change in unrealized gains (losses)	$(49)	$143
Realized gains (losses)	(394)	1,027

The above gains or losses on foreign currency contracts are usually offset by foreign exchange exposure on cash and intercompany positions, all of which are recognized in Interest expense and other, net, in the Consolidated and Condensed Statements of Operations.

12. Fair Value Measurements

The carrying values of financial instruments, including Trade receivables and Accounts payable, approximate their fair values due to their short-term maturities. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	March 29, 2024
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$2,968	$—	$—	$2,968
Foreign currency contracts - not designated as hedges	—	1,457	—	1,457
Interest rate swap agreements	—	5,174	—	5,174
Deferred compensation plans	—	4,281	—	4,281
	$2,968	$10,912	$—	$13,880

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,014	$—	$1,014
Cross currency swap agreements	—	15,783	—	15,783
Deferred compensation plans	—	4,281	—	4,281
	$—	$21,078	$—	$21,078

	December 31, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,027	$—	$—	$6,027
Foreign currency contracts - not designated as hedges	—	2,261	—	2,261
Interest rate swap agreements	—	9,522	—	9,522
Deferred compensation plans	—	3,488	—	3,488
	$6,027	$15,271	$—	$21,298

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,769	$—	$1,769
Cross currency swap agreements	—	22,232	—	22,232
Deferred compensation plans	—	3,488	—	3,488
	$—	$27,489	$—	$27,489

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the three months ended March 29, 2024, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the three months ended March 29, 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCI including reclassifications out of AOCI for the three months ended March 29, 2024 and March 31, 2023. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized loss on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	$(58,933)	$(584,891)	$(12,220)	$8,383	$(647,661)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three months ended March 29, 2024, the amount within Cash Flow Hedges is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

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
(2) During the three months ended March 31, 2023, the amount within Cash Flow Hedges is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Commitments and Contingencies

Asbestos Contingencies

Certain entities that became subsidiaries of ESAB Corporation in connection with the Separation are the legal obligor, or owner, for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations from the Former Parent’s other legacy industrial businesses. As a result, the Company holds certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries, nor were the subsidiaries, producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

The Company has classified asbestos-related activity in Loss from discontinued operations, net of taxes in the Consolidated and Condensed Statements of Operations. This is consistent with the Former Parent’s classification on the basis that, pursuant to the purchase agreement from the Former Parent’s Fluid Handling business divestiture, the Former Parent retained its asbestos-related contingencies and insurance coverages. However, as the Former Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations of the Former Parent.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Number of claims)
Claims unresolved, beginning of period	13,648	14,106
Claims filed(1)	1,297	986
Claims resolved(2)	(714)	(749)
Claims unresolved, end of period	14,231	14,343
(1) Claims filed include all asbestos claims for which notification have been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated Balance Sheet included the following amounts related to asbestos-related litigation:

	March 29, 2024	December 31, 2023
	(In thousands)
Long-term asbestos insurance asset(1)	$213,323	$221,489
Long-term asbestos insurance receivable(1)	18,306	17,868
Accrued asbestos liability(2)	34,111	32,908
Long-term asbestos liability(3)	223,829	234,796
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

15. Segment Information

ESAB is a focused premier industrial compounder. ESAB provides its partners with fabrication technology, advanced equipment, consumables, gas control equipment, welding robotics and digital solutions.

The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s management evaluates the operating results of each of its reportable segments based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement (loss), Restructuring and other related charges, acquisition - amortization and other related charges and depreciation and other amortization.

The Company’s segment results were as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Net sales:
Americas	$296,047	$291,569
EMEA & APAC	393,697	392,431
	$689,744	$684,000
Adjusted EBITDA(1):
Americas	$54,098	$49,442
EMEA & APAC	75,039	68,547
	$129,137	$117,989
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended
	March 29, 2024	March 31, 2023
	(In thousands)
Net income from continuing operations	$62,903	$34,129
Income tax expense	18,504	37,024
Interest expense and other, net(1)	17,091	19,510
Pension settlement loss	12,155	—
Restructuring and other related charges	1,924	9,444
Acquisition - amortization and other related charges(2)	7,777	9,289
Depreciation and other amortization	8,783	8,593
Adjusted EBITDA	$129,137	$117,989
(1) Relates to removal of interest expense, net included within the Interest expense and other, net line within the Consolidated and Condensed Statements of Operations.
(2) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

16. Subsequent Events

On April 9, 2024, the Company completed a $700.0 million Senior Note Offering (“the Offering”). The Offering has a contractual interest rate of 6.25% and expected maturity date of April 15, 2029. The Company used the net proceeds from the Offering to repay $588.8 million of borrowings under its Term Loan A-3 Facility and pay fees associated with the Offering. The Company intends to use the remaining proceeds received to repay borrowings under its Revolving Facility and other general corporate purposes. The Offering did not have any material changes to the required financial covenants for the Company.

The dividend of $3.6 million included in Accrued liabilities in the Consolidated Balance Sheet at March 29, 2024 was paid on April 12, 2024 to stockholders of record as of March 29, 2024.

On April 30, 2024, the Company reached an agreement to acquire SUMIG Soluções para Solda e Corte Ltda, a South American light automation and equipment business for approximately $74 million of cash consideration. This acquisition is expected to be completed during the second half of 2024, subject to the receipt of applicable regulatory approvals and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2024 (this “Form 10-Q”) and the Consolidated and Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements.

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under Item 1A. “Risk Factors” in Part I in our 2023 Form 10-K.

See Part I. Item 1.A. “Risk Factors” in our 2023 Form 10-K and Part II. Item 1.A “Risk Factors” in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

Overview

Please see Part I. Item 1. “Business” in our 2023 Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

General

We are a focused premier industrial compounder. Our rich history of innovative products, workflow solutions and our business system, ESAB Business Excellence (“EBX”), enables our purpose of Shaping the world we imagineTM.

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

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe that the recent acquisitions of Sager S.A. on February 26, 2024 and Therapy Equipment Limited (“Therapy Equipment”) on January 11, 2023 are aligned with this strategic direction. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three months ended March 29, 2024 and March 31, 2023.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended March 29, 2024 and March 31, 2023 is affected by the following additional significant items:

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as Part I. Item 1.A. “Risk Factors” section of the 2023 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can significantly affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America. For additional information on this acquisition, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q.

During the first quarter of 2023, we completed the acquisition of Therapy Equipment, a regional leader in oxygen regulators. For additional information on this acquisition, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q.

Foreign Currency Fluctuations

A significant portion of our Net sales, 78%, for the three months ended March 29, 2024 are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended March 29, 2024 compared to the three months ended March 31, 2023, fluctuations in foreign currencies reduced Net sales by 1.7% and Gross profit by 1.7% and increased Selling, general and administrative expenses by 0.1%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement (loss), Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, and which removes the impact of Russia for three months ended March 29, 2024 and March 31, 2023. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three months ended March 29, 2024 and March 31, 2023.

	Three Months Ended March 29, 2024
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$62.9
Income tax expense			18.5
Interest expense and other, net			17.1
Pension settlement loss			12.2
Operating income (GAAP)	46.0	64.7	110.7
Adjusted to add:
Restructuring and other related charges(2)	0.2	1.7	1.9
Acquisition-amortization and other related charges(3)	4.4	3.3	7.7
Depreciation and other amortization	3.5	5.3	8.8
Adjusted EBITDA (non-GAAP)	$54.1	$75.0	$129.1
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.9	5.9
Core adjusted EBITDA (non-GAAP)	$54.1	$69.1	$123.2
Adjusted EBITDA margin (non-GAAP)	18.3%	19.1%	18.7%
Core adjusted EBITDA margin (non-GAAP)(5)	18.3%	19.2%	18.8%
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
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $33.6 million relating to Russia for the three months ended March 29, 2024.

	Three Months Ended March 31, 2023
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$34.1
Income tax expense			37.0
Interest expense and other, net			19.5
Operating income (GAAP)	39.9	50.8	90.7
Adjusted to add:
Restructuring and other related charges(2)	0.9	8.5	9.4
Acquisition-amortization and other related charges(3)	5.3	4.0	9.3
Depreciation and other amortization	3.3	5.3	8.6
Adjusted EBITDA (non-GAAP)	$49.4	$68.5	$118.0
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.3	5.3
Core adjusted EBITDA (non-GAAP)	$49.4	$63.2	$112.7
Adjusted EBITDA margin (non-GAAP)	17.0%	17.5%	17.2%
Core adjusted EBITDA margin (non-GAAP)(5)	17.0%	17.8%	17.4%
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

Total Company

Sales

Net sales increased for the three months ended March 29, 2024 as compared with the three months ended March 31, 2023. The following table presents the components of changes in our consolidated and condensed Net sales.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)
For the three months ended March 31, 2023	$684.0
Components of Change:
Existing businesses (organic sales growth)(1)	16.6	2.4%
Acquisitions(2)	1.0	0.1%
Foreign currency translation(3)	(11.9)	(1.7)%
Total sales growth	5.7	0.8%
For the three months ended March 29, 2024	$689.7
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

Net sales from existing businesses increased $16.6 million during the three months ended March 29, 2024, compared to the prior year period, due to an increase in sales volumes of $8.2 million and customer pricing increases of $8.4 million. During the three months ended March 29, 2024, net sales from acquisitions were attributable to Therapy Equipment and Sager S.A. The strengthening of the U.S. Dollar relative to other currencies caused a $11.9 million unfavorable currency translation impact during the three months ended March 29, 2024.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) increased for the three months ended March 29, 2024 as compared with the three months ended March 31, 2023. The following table presents the components of changes in our consolidated and condensed Net sales.

	Three Months Ended
	Core Sales(1)(5)	Change %
	(Dollars in millions)
For the three months ended March 31, 2023	$646.9
Components of Change:
Existing businesses (core organic sales growth)(2)	13.0	2.0%
Acquisitions(3)	1.0	0.2%
Foreign currency translation(4)	(4.8)	(0.7)%
Total core sales growth	9.2	1.4%
For the three months ended March 29, 2024	$656.1
(1) Numbers may not sum due to rounding.
(2) Excludes the impact of acquisitions and foreign exchange rate fluctuations, thus providing a measure of change due to organic growth factors such as price, product mix and volume.
(3) Represents the incremental sales in comparison to the portion of the prior period during which we did not own the business.
(4) Represents the difference between prior year sales valued at the actual prior year foreign exchange rates and prior year sales valued at current year foreign exchange rates.
(5) Net sales relating to Russia were $33.6 million for the three months ended March 29, 2024, and $37.1 million for the three months ended March 31, 2023.

Core Sales from existing businesses for ESAB increased $13.0 million during the three months ended March 29, 2024, compared to the prior year period primarily due to customer pricing increases of $5.3 million and an increase in sales volume of $7.7 million during the three months ended March 29, 2024. During the three months ended March 29, 2024, net sales from acquisitions were attributed to Therapy Equipment and Sager S.A. The changes in foreign exchange rates caused a $4.8 million unfavorable currency translation impact during the three months ended March 29, 2024.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Gross profit	$255.0	$247.4
Gross profit margin	37.0%	36.2%
Selling, general and administrative expense	$142.5	$147.3
Net income from continuing operations	$62.9	$34.1
Net income margin from continuing operations	9.1%	5.0%
Adjusted EBITDA (non-GAAP)	$129.1	$118.0
Adjusted EBITDA margin (non-GAAP)	18.7%	17.2%
Core adjusted EBITDA (non-GAAP)	$123.2	$112.7
Core adjusted EBITDA margin (non-GAAP)	18.8%	17.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$1.9	$9.4
Acquisition-amortization and other related charges(2)	$7.7	$9.3
Interest expense and other, net	$17.1	$19.5
Income tax expense	$18.5	$37.0
Pension settlement loss	$12.2	$—
Depreciation and other amortization	$8.8	$8.6
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$5.9	$5.3
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
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

First Quarter of 2024 Compared to First Quarter of 2023

Gross profit increased $7.6 million in the first quarter of 2024, which resulted in the gross profit margin expanding 80 basis points to 37.0% compared with the prior year period. This increase was primarily attributable to benefits from price and product mix, partially offset by unfavorable currency translation.

Selling, general and administrative expense decreased $4.8 million in the first quarter of 2024, compared to the prior year period. This decrease is primarily driven by savings from restructuring initiatives.

The effective tax rate of 22.7% for the quarter ended March 29, 2024 differed from the effective tax rate of 52.0% for the same period ending March 31, 2023 due to discrete tax adjustments in 2023 for dividend withholding taxes and an increase in unrecognized tax benefits due to an adverse court ruling in a tax case in a foreign jurisdiction that do not recur in 2024.

Net income from continuing operations increased $28.8 million in the first quarter of 2024, compared with the prior year period primarily due to lower restructuring charges, interest expenses and other, net and tax expense partially off set by a pension settlement loss. Net income margin from continuing operations increased due to the items discussed above.

In the first quarter of 2024, Adjusted EBITDA increased $11.1 million and Adjusted EBITDA margin increased by 150 basis points compared to the same period in 2023 benefiting from higher Gross profit and lower Selling, general and administrative expense. Core adjusted EBITDA increased from $112.7 million to $123.2 million, and Core adjusted EBITDA margins expanded 140 basis points from 17.4% to 18.8%.

Business Segments

We formulate, develop, manufacture, and supply consumable products and equipment, including cutting, joining, and welding robotics, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires, and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields, and tips. ESAB’s equipment ranges from portable welding machines, gas control equipment and customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations, and digitize their documentation. Products are sold into a wide range of end markets, including general industry, infrastructure, renewable energy, medical and life sciences, transportation, construction and energy.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Net sales	$296.0	$291.6
Gross profit	$111.1	$105.7
Gross profit margin	37.5%	36.3%
Selling, general and administrative expense	$64.8	$64.9
Adjusted EBITDA (non-GAAP)	$54.1	$49.4
Adjusted EBITDA margin (non-GAAP)	18.3%	17.0%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.2	$0.9
Acquisition- amortization and other related charges	$4.4	$5.3
Depreciation and other amortization	$3.5	$3.3

First Quarter of 2024 Compared to First Quarter of 2023

Net sales in our Americas segment increased $4.4 million in the first quarter of 2024, compared with the prior year period. Net sales from existing business increased $8.9 million partially offset by $5.3 million in unfavorable currency translation. The increase in Net sales from existing business was mainly due to pricing increases partially offset by a decrease in sales volumes due to fewer trading days from adverse weather in January in North America and the timing of Easter holidays versus the prior year. The acquisition of Sager S.A. contributed to $0.9 million of the overall sales increase. Gross profit increased $5.4 million due to price increases, partially offset by inflation-related cost increases and an unfavorable currency impact. Gross profit margin expanded 120 basis points to 37.5%, due to price increases, partially offset by inflation. Adjusted EBITDA increased $4.7 million to $54.1 million and margins expanded 130 basis points to 18.3% primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in millions)
Net sales	$393.7	$392.4
Gross profit	$144.0	$141.7
Gross profit margin	36.6%	36.1%
Selling, general and administrative expense	$77.7	$82.4
Adjusted EBITDA (non-GAAP)	$75.0	$68.5
Adjusted EBITDA margin (non-GAAP)	19.1%	17.5%
Core adjusted EBITDA (non-GAAP)	$69.1	$63.2
Core adjusted EBITDA margin (non-GAAP)	19.2%	17.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.7	$8.5
Acquisition- amortization and other related charges	$3.3	$4.0
Pension settlement loss	$12.2	$—
Depreciation and other amortization	$5.3	$5.3
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$5.9	$5.3

First Quarter of 2024 Compared to First Quarter of 2023

Net sales increased for our EMEA & APAC segment by $1.3 million in the first quarter of 2024, compared with the prior year period. Net sales from existing business increased $7.7 million offset by $6.6 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to an increase in sales volumes. Gross profit increased $2.3 million in the first quarter of 2024 compared with the prior year period primarily due to an increase in sales volumes and improved product mix. Gross profit margin expanded 50 basis points compared to the same period in 2023 due to the increase in sales as mentioned above. Selling, general and administrative expense decreased compared to the same period in 2023 due to savings from restructuring initiatives. Core adjusted EBITDA increased from $63.2 million to $69.1 million and the related Core adjusted EBITDA margins expanded 140 basis points from 17.8% to 19.2% primarily because of the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, and debt service and required amortization of principal and, pending Board approval, payment of cash dividends.

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

As of March 29, 2024, we were in compliance with the covenants under the Credit Agreement. As of March 29, 2024, the weighted average interest rate of borrowings under the Credit Agreement was 5.09%, excluding accretion of deferred financing fees. Refer to Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to swap agreements.

After the quarter ended March 29, 2024, on April 9, 2024, the Company completed a $700.0 million Senior Note Offering (the “Offering”). The Offering has a contractual interest rate of 6.25% and expected maturity date of April 15, 2029. The Company used the net proceeds from the Offering to repay $588.8 million of borrowings under its Term Loan A-3 Facility, representing all outstanding borrowings under the Term Loan A-3 Facility, and pay fees associated with the Offering. The Company intends to use the remaining proceeds received to repay borrowings under its Revolving Facility and other general corporate purposes.

As of the end of the first quarter, we had the capacity for additional indebtedness of up to $738 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $77 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Cash Flows

As of March 29, 2024, we had $76.5 million of Cash and cash equivalents, a decrease of $25.5 million from the balance of $102.0 million as of December 31, 2023.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(Dollars in Millions)(1)
Net cash provided by operating activities	$44.5	$38.1
Purchases of property, plant and equipment	(7.4)	(7.7)
Proceeds from sale of property, plant and equipment	0.4	0.7
Acquisition, net of cash received	(18.1)	(18.7)
Other	(1.5)	—
Net cash used in investing activities	(26.6)	(25.7)
Proceeds from borrowings on revolving credit facility and other	115.0	187.0
Repayments of borrowings on term credit facility	(6.3)	—
Repayments of borrowings on revolving credit facility and other	(139.0)	(189.8)
Payment of dividends	(3.6)	(3.0)
Distributions to noncontrolling interest holders	—	(1.2)
Net cash used in financing activities	(33.9)	(7.0)
Effect of foreign exchange rates on Cash and cash equivalents	(9.4)	4.8
(Decrease) increase in Cash and cash equivalents	$(25.5)	$10.0
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income for the three months ended March 29, 2024, partly offset by higher working capital to support growth.

•Discontinued operations for the three months ended March 29, 2024 and March 31, 2023 included outflows of $3.7 million and $5.4 million, respectively, which were mainly asbestos-related.

•Restructuring initiative payments were $2.9 million for the three months ended March 29, 2024 and $4.2 million for the three months ended March 31, 2023, which includes severance and other termination benefits including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expense, and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $18.1 million of cash used primarily for the acquisition of Sager S.A. during the three months ended March 29, 2024.

Cash outflows used in financing activities of $33.9 million during the three months ended March 29, 2024 was primarily driven by net repayment of borrowings on the Revolving Facility of $20.0 million, repayment of $6.3 million on the term credit facility and cash dividends of $3.6 million.

Our Cash and cash equivalents as of March 29, 2024 include $69.5 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Please refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In March 2024, the Company priced a Senior Note Offering, the proceeds of which are intended to pay off the Term A-3 Facility balance once completed in April 2024. As a result, the Company terminated one of the two $300 million swaps during March 2024 and the other $300 million swap will continue to be hedged against our floating-rate debt as of the period ended March 29, 2024. See Note 11, “Derivatives” and Note 16, “Subsequent Events” in our Notes contained elsewhere in this Form 10-Q for additional information. A hypothetical increase in interest rates of 1% during the three months ended March 29, 2024 would have increased interest expense by approximately $6.9 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended March 29, 2024, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of March 29, 2024 would result in a reduction in Equity of approximately $176 million. In 2022, we entered into two fixed-to-fixed cross-currency swaps, which will provide a hedge to a portion of our European net asset position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Discussion of legal proceedings is incorporated by reference to Note 14, “Commitments and Contingencies,” in the Notes included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, including in “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I of this Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2023 Form 10-K filed with the SEC on February 29, 2024. There were no material changes during the three months ended March 29, 2024 to the risk factors reported in the “Risk Factors” section of the Company’s 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 29, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 or non-Rule 10b-5 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Indenture, dated as of April 9, 2024, by and among ESAB Corporation, as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.(incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024).

4.2	Form of Global Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2024 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	May 1, 2024

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	May 1, 2024

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	May 1, 2024