Form 10-Q
period 2024-06-28
ESAB Corp
filed 2024-08-02
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 25, 2024, there were 60,440,753 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Net sales	$707,053	$720,422	$1,396,797	$1,404,422
Cost of sales	436,738	456,499	871,455	893,110
Gross profit	270,315	263,923	525,342	511,312
Selling, general and administrative expense	146,187	150,115	288,637	297,397
Restructuring and other related charges	4,773	5,169	6,697	14,613
Operating income	119,355	108,639	230,008	199,302
Pension settlement loss	—	—	12,155	—
Interest expense and other, net	15,940	18,819	33,031	38,329
Income from continuing operations before income taxes	103,415	89,820	184,822	160,973
Income tax expense	17,885	20,974	36,389	57,998
Net income from continuing operations	85,530	68,846	148,433	102,975
Loss from discontinued operations, net of taxes	(1,161)	(1,623)	(2,470)	(2,536)
Net income	84,369	67,223	145,963	100,439
Income attributable to noncontrolling interest, net of taxes	(1,462)	(1,650)	(3,105)	(2,963)
Net income attributable to ESAB Corporation	$82,907	$65,573	$142,858	$97,476
Earnings (loss) per share – basic
Income from continuing operations	$1.38	$1.11	$2.39	$1.65
Loss on discontinued operations	$(0.02)	$(0.03)	$(0.04)	$(0.04)
Net income per share	$1.36	$1.08	$2.35	$1.61
Earnings (loss) per share – diluted
Income from continuing operations	$1.37	$1.10	$2.37	$1.64
Loss on discontinued operations	$(0.02)	$(0.03)	$(0.04)	$(0.04)
Net income per share – diluted	$1.35	$1.07	$2.33	$1.60

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$84,369	$67,223	$145,963	$100,439
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense (benefit) of $416, $(483), $1,947 and $(438)	(14,557)	13,736	(39,911)	55,820
Unrealized (loss) income on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(539), $1,611, $(244) and $566	(1,851)	5,531	(838)	1,950
Defined benefit pension and other post-retirement plan activity, net of tax expense of $44, $65, $247 and $131	327	887	956	1,164
Other comprehensive (loss) income	(16,081)	20,154	(39,793)	58,934
Comprehensive income	68,288	87,377	106,170	159,373
Comprehensive income attributable to noncontrolling interest	1,093	1,710	2,413	3,524
Comprehensive income attributable to ESAB Corporation	$67,195	$85,667	$103,757	$155,849

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	June 28, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,470	$102,003
Trade receivables, less allowance for credit losses of $25,372 and $25,477	431,207	385,198
Inventories, net	426,520	392,858
Prepaid expenses	62,879	61,771
Other current assets	63,477	55,890
Total current assets	1,212,553	997,720
Property, plant and equipment, net	287,195	294,305
Goodwill	1,583,888	1,588,331
Intangible assets, net	476,510	499,535
Lease assets - right of use	89,743	95,607
Other assets	317,222	353,131
Total assets	$3,967,111	$3,828,629

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$350,125	$306,593
Accrued liabilities	300,971	313,489
Total current liabilities	651,096	620,082
Long-term debt	1,079,624	1,018,057
Other liabilities	486,966	542,833
Total liabilities	2,217,686	2,180,972
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,438,838 and 60,295,634 shares outstanding as of June 28, 2024 and December 31, 2023, respectively	60	60
Additional paid-in capital	1,886,367	1,881,054
Retained earnings	484,918	350,557
Accumulated other comprehensive loss	(663,373)	(624,272)
Total ESAB Corporation equity	1,707,972	1,607,399
Noncontrolling interest	41,453	40,258
Total equity	1,749,425	1,647,657
Total liabilities and equity	$3,967,111	$3,828,629

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	$60	$1,881,534	$406,867	$(647,661)	$41,578	$1,682,378
Net income	—	—	—	82,907	—	1,462	84,369
Dividends declared ($0.08 per share)	—	—	—	(4,856)	—	—	(4,856)
Distributions to noncontrolling owners	—	—	—	—	—	(1,218)	(1,218)
Other comprehensive loss, net of tax benefit of $79	—	—	—	—	(15,712)	(369)	(16,081)
Common stock-based award activity	14,417	—	4,833	—	—	—	4,833
Balance at June 28, 2024	60,438,838	$60	$1,886,367	$484,918	$(663,373)	$41,453	$1,749,425

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	31,903	—	1,313	33,216
Dividends declared ($0.05 per share)	—	—	—	(3,033)	—	—	(3,033)
Distributions to noncontrolling owners	—	—	—	—	—	(1,359)	(1,359)
Other comprehensive gain, net of tax benefit of $934	—	—	—	—	38,279	501	38,780
Common stock-based award activity	127,538	—	2,229	—	—	—	2,229
Balance at March 31, 2023	60,222,263	$60	$1,868,133	$188,101	$(636,709)	$38,706	$1,458,291
Net income	—	—	—	65,573	—	1,650	67,223
Dividends declared ($0.06 per share)	—	—	—	(3,644)	—	—	(3,644)
Other comprehensive gain, net of tax expense of $1,193	—	—	—	—	20,094	60	20,154
Common stock-based award activity	37,106	—	4,701	—	—	—	4,701
Balance at June 30, 2023	60,259,369	$60	$1,872,834	$250,030	$(616,615)	$40,416	$1,546,725

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023

Cash flows from operating activities:
Net income	$145,963	$100,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	32,930	39,561
Stock-based compensation expense	9,886	7,462
Deferred income tax	1,760	998
Non-cash interest expense	1,632	597
Pension settlement loss	12,155	—
Changes in operating assets and liabilities:
Trade receivables, net	(56,680)	(28,942)
Inventories, net	(42,144)	(24,733)
Accounts payable	53,574	3,267
Other operating assets and liabilities	(31,593)	2,072
Net cash provided by operating activities	127,483	100,721
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,437)	(16,999)
Proceeds from sale of property, plant and equipment	608	1,936
Acquisition, net of cash received	(18,050)	(18,235)
Other investing	(3,059)	—
Net cash used in investing activities	(36,938)	(33,298)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	700,000	—
Proceeds from borrowings on revolving credit facilities and other	205,000	280,000
Repayments of borrowings on Term Loans	(597,500)	—
Repayments of borrowings on revolving credit facilities and other	(237,005)	(340,537)
Payment of debt issuance costs and other	(15,718)	—
Payment of dividends	(7,278)	(6,061)
Distributions to noncontrolling interest holders	(1,218)	(1,274)
Net cash provided by (used in) financing activities	46,281	(67,872)
Effect of foreign exchange rates on Cash and cash equivalents	(10,359)	2,874
Increase in Cash and cash equivalents	126,467	2,425
Cash and cash equivalents, beginning of period	102,003	72,024
Cash and cash equivalents, end of period	$228,470	$74,449

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

The Company’s fiscal year ends December 31. The Company’s second quarter ends on the last business day of the 13th week after the end of the prior quarter. As used herein, the second quarter results for 2024 and 2023 refer to the 13-week periods ended June 28, 2024 and June 30, 2023, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and six months ended June 28, 2024, Russia represented approximately 6% and 5% of the Company’s total revenue, respectively, and approximately $5 million and $10 million of its Net income, respectively. Russia also has approximately 5% of the Company’s total net assets excluding any goodwill allocation as of June 28, 2024. In case of a disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $113 million as of June 28, 2024, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations.

Basis of Presentation

The Consolidated and Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading.

The Consolidated and Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expenses on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $9.7 million and $19.8 million during the three and six months ended June 28, 2024, respectively, and $9.5 million and $19.1 million during the three and six months ended June 30, 2023, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

Loss from discontinued operations, net of taxes was $1.2 million and $2.5 million for the three and six months ended June 28, 2024, respectively, and $1.6 million and $2.5 million for the three and six months ended June 30, 2023, respectively. See Note 14, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three and six months ended June 28, 2024 was $4.8 million and $8.5 million, respectively, and for the three and six months ended June 30, 2023 it was $4.4 million and $9.7 million, respectively.

3. Acquisitions

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

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Equipment	$231,659	$226,049	$446,518	$426,268
Consumables	475,394	494,373	950,279	978,154
Total	$707,053	$720,422	$1,396,797	$1,404,422

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of June 28, 2024 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2023 and December 31, 2022, total contract liabilities were $31.2 million and $25.9 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and six months ended June 28, 2024, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $5.1 million and $21.3 million, respectively. During the three and six months ended June 30, 2023, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $3.3 million and $14.4 million, respectively. As of June 28, 2024 and June 30, 2023, total contract liabilities were $27.9 million and $28.2 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended June 28, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$25,477	$1,801	$(1,229)	$(677)	$25,372

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$84,068	$67,196	$145,328	$100,013
Less: distributed and undistributed earnings allocated to nonvested shares	(382)	(500)	(747)	(737)
Income from continuing operations attributable to common stockholders	$83,686	$66,696	$144,581	$99,276
Weighted-average shares of Common stock outstanding – basic	60,432,230	60,237,955	60,389,176	60,192,152
Income per share from continuing operations – basic	$1.38	$1.11	$2.39	$1.65

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$83,686	$66,696	$144,581	$99,276
Weighted-average shares of Common stock outstanding – basic	60,432,230	60,237,955	60,389,176	60,192,152
Net effect of potentially dilutive securities(2)	646,226	323,384	644,031	331,631
Weighted-average shares of Common stock outstanding – dilution	61,078,456	60,561,339	61,033,207	60,523,783
Net income per share from continuing operations – diluted	$1.37	$1.10	$2.37	$1.64
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.5 million and $3.1 million for the three and six months ended June 28, 2024, respectively, and $1.7 million and $3.0 million for the three and six months ended June 30, 2023, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three and six months ended June 28, 2024, Income from continuing operations before income taxes was $103.4 million and $184.8 million, respectively, while Income tax expense was $17.9 million and $36.4 million, respectively. The effective tax rate was 17.3% and 19.7% for the three and six months ended June 28, 2024, respectively. The effective tax rate differed from the 2024 U.S. federal statutory rate of 21.0% primarily due to a favorable final ruling in a tax case in a foreign jurisdiction.

During the three and six months ended June 30, 2023, Income from continuing operations before income taxes was $89.8 million and $161.0 million, respectively, while Income tax expense was $21.0 million and $58.0 million, respectively. The effective tax rate was 23.4% and 36.0% for the three and six months ended June 30, 2023, respectively. The effective tax rate differed from the 2023 U.S. federal statutory rate of 21.0% primarily due to discrete tax expenses in 2023 for dividend withholding taxes and an increase in the liability for uncertain tax positions.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the six months ended June 30, 2023, the Company recorded total tax expense of $10.9 million relating to a change in its indefinite reinvestment assertion on certain foreign undistributed earnings. Additionally, the Company increased the net liability for uncertain tax positions by $9.4 million primarily relating to an adverse court ruling in a tax case in a foreign jurisdiction. During the three months ended June 28, 2024, a favorable final ruling in a tax case in a foreign jurisdiction was decided and the Company released the related liability for uncertain tax positions for a net tax benefit of $7.9 million. As a result of the release in the uncertain tax position for the period ending June 28, 2024, the ending unrecognized tax balance decreased by $17.7 million.

7. Inventories, Net

Inventories, net consisted of the following:

	June 28, 2024	December 31, 2023
	(In thousands)
Raw materials	$161,063	$156,583
Work in process	48,190	43,561
Finished goods	266,590	244,580
	475,843	444,724
LIFO reserve	(4,980)	(4,279)
Allowance for excess, slow-moving and obsolete inventory	(44,343)	(47,587)
	$426,520	$392,858

At June 28, 2024 and December 31, 2023, 24.6% and 27.4% of total inventories, respectively, were valued using the last-in, first-out (“LIFO”) method.

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	June 28, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$45,368	$129,591	$45,681	$144,662
Compensation and related benefits	74,033	50,230	97,052	52,589
Asbestos liability	35,254	211,970	32,908	234,796
Contract liabilities	27,862	—	31,248	—
Lease liabilities	22,334	70,189	22,794	76,609
Warranty liability	14,546	—	12,606	—
Third-party commissions	14,155	—	18,711	—
Restructuring liability	6,379	207	5,345	354
Other	61,040	24,779	47,144	33,823
	$300,971	$486,966	$313,489	$542,833

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended
	June 28, 2024	June 30, 2023
	(In thousands)
Warranty liability, beginning of period	$12,606	$12,946
Accrued warranty expense	6,693	3,306
Changes in estimates related to pre-existing warranties	1,074	1,703
Cost of warranty service work performed	(5,529)	(5,832)
Foreign exchange translation effect	(298)	1,436
Warranty liability, end of period	$14,546	$13,559

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended June 28, 2024
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,595	$4,620	$(3,218)	$(10)	$5,987
Facility closure costs and other(2)	1,104	2,077	(2,161)	(421)	599
Total	$5,699	$6,697	$(5,379)	$(431)	$6,586
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

9. Benefit Plans

The Company sponsors various defined benefit plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees.

During the six months ended June 28, 2024, the Company recognized a non-cash pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan. This amount is reflected in Pension settlement loss in the Consolidated and Condensed Statements of Operations.

10. Debt

Long-term debt consisted of the following:

	June 28, 2024	December 31, 2023
	(In thousands)
Term loans	$390,000	$987,500
Senior unsecured notes	700,000	—
Revolving credit facilities	—	32,000
Total debt	1,090,000	1,019,500
Unamortized deferred financing fees	(10,376)	(1,443)
Long-term debt	$1,079,624	$1,018,057

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Senior Notes, Term Loans and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”) in connection with the Separation. The Credit Agreement initially consisted of a $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027, a Term A-1 loan with an initial aggregate principal amount of $400 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027; and a $600 million 364-day senior term loan facility (the “Term Loan A-2 Facility”) with a maturity date of April 3, 2023. The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

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

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to the Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility”) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility.

On April 9, 2024, the Company issued a $700.0 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”). The Senior Notes have a contractual interest rate of 6.25% and maturity date of April 15, 2029. The Company used the net proceeds from the Senior Notes offering to pay off its Term Loan A-3 Facility and pay fees associated with the offering.

As of June 28, 2024, the Company’s long-term Debt consisted of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027, with zero dollars drawn;

•A Term Loan A-1 Facility with an aggregate principal amount of $390 million with a maturity date of April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million with a maturity date of April 15, 2029.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross currency swap agreements. Refer to Note 11, “Derivatives” for additional information.

As of June 28, 2024, the weighted-average interest rate of borrowings under the Credit Agreement and Senior Notes was 5.13%, including the net impact from the interest rate and cross currency swaps and excluding accretion of deferred financing fees, and there was $750 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $108.6 million. Total letters of credit of $27.9 million were outstanding as of June 28, 2024.

Deferred Financing Fees

The Company had total deferred financing fees of $11.2 million included in its Consolidated and Condensed Balance Sheets as of June 28, 2024, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities, the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement and the costs associated with the Senior Notes will be amortized over the life of the Note. Of the $11.2 million, $0.8 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $10.4 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within long-term debt.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of June 28, 2024. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts was $600 million and they mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company.

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 10, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in earnings over the period the originally forecasted hedged transaction impacts earnings. The remaining $300 million swap is expected to continue to be hedged against the remaining floating-rate debt.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the remaining swap, the spread was 1.250% as of June 28, 2024. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This interest rate swap agreement is designated and qualifies as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to the cash flow hedges during the six months ended June 28, 2024.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The Company expects a gain of $3.4 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings over the next 12 months as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of June 28, 2024.

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Six Months Ended
Derivative Type	(Gain) Recognized in the Consolidated and Condensed Statements of Operations:	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
		(In thousands)
Interest rate swap agreements	Interest expense and other, net	$(3,049)	$(2,717)	$(5,770)	$(4,695)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements, set to mature in April 2025, to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts have a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million.

Prior to the maturity of these two cross-currency swaps, on June 25, 2024 the Company de-designated these swaps and entered into four new cross-currency swaps for the same above notional amounts that mature in October 2026. These swaps are designated and accounted for as a net investment hedge.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCI related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the six months ended June 28, 2024.
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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Six Months Ended
Derivative Type	(Gain) Recognized in the Consolidated and Condensed Statements of Operations:	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
		(In thousands)
Cross currency swap agreements	Interest expense and other, net	$(1,175)	$(1,187)	$(2,354)	$(2,388)

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	June 28, 2024		December 31, 2023
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross currency swap agreements	$15,054	$—	$22,232	$—
Interest rate swap agreements	—	4,215	—	9,522
Total	$15,054	$4,215	$22,232	$9,522

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of June 28, 2024 and December 31, 2023, the Company had foreign currency contracts related to purchases and sales with notional values of $258.5 million and $232.5 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	June 28, 2024		December 31, 2023
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$1,227	$2,348	$596	$1,088

The amounts in the table above as of June 28, 2024 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $1.3 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Six Months Ended
Foreign currency contracts	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Change in unrealized gains (losses)	$678	$(1,437)	$629	$(1,293)
Realized gains	2,542	238	378	1,265

The above gains or losses on foreign currency contracts are usually offset by foreign exchange exposure on cash and intercompany positions, all of which are recognized in Interest expense and other, net, in the Consolidated and Condensed Statements of Operations.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Financial Instruments and Fair Value Measurements

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	June 28, 2024
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$7,168	$—	$—	$7,168
Foreign currency contracts - not designated as hedges	—	3,649	—	3,649
Interest rate swap agreements	—	4,215	—	4,215
Deferred compensation plans	—	4,532	—	4,532
	$7,168	$12,396	$—	$19,564

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$2,528	$—	$2,528
Cross currency swap agreements	—	15,054	—	15,054
Deferred compensation plans	—	4,532	—	4,532
	$—	$22,114	$—	$22,114

	December 31, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,027	$—	$—	$6,027
Foreign currency contracts - not designated as hedges	—	2,261	—	2,261
Interest rate swap agreements	—	9,522	—	9,522
Deferred compensation plans	—	3,488	—	3,488
	$6,027	$15,271	$—	$21,298

Liabilities:
Foreign currency contracts - not designated as hedges	$—	$1,769	$—	$1,769
Cross currency swap agreements	—	22,232	—	22,232
Deferred compensation plans	—	3,488	—	3,488
	$—	$27,489	$—	$27,489

The Company measures the fair value of foreign currency contracts, cross currency swap agreements and interest rate swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the six months ended June 28, 2024, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the six months ended June 28, 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCI including reclassifications out of AOCI for the six months ended June 28, 2024 and June 30, 2023. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized loss on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	$(58,933)	$(584,891)	$(12,220)	$8,383	$(647,661)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6	(23,042)	686	—	(22,350)
Gain on long-term intra-entity foreign currency transactions	—	8,162	—	—	8,162
Unrealized gain on cash flow hedges	—	—	—	811	811
Other comprehensive income (loss) before reclassifications	6	(14,880)	686	811	(13,377)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	327	—	—	(2,662)	(2,335)
Net current period Other comprehensive (loss) income	333	(14,880)	686	(1,851)	(15,712)
Balance at June 28, 2024	$(58,600)	$(599,771)	$(11,534)	$6,532	$(663,373)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three and six months ended June 28, 2024, the amount within Cash Flow Hedges is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2022	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(108)	31,276	(2,086)	—	29,082
Gain on long-term intra-entity foreign currency transactions	—	12,501	—	—	12,501
Unrealized loss on cash flow hedges	—	—	—	(2,051)	(2,051)
Other comprehensive (loss) income before reclassifications	(110)	43,777	(2,086)	(2,051)	39,530
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	279	—	—	(1,530)	(1,251)
Net current period Other comprehensive (loss) income	169	43,777	(2,086)	(3,581)	38,279
Balance at March 31, 2023	$(63,678)	$(570,130)	$(10,422)	$7,521	$(636,709)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(49)	(6,381)	(3,036)	—	(9,466)
Gain on long-term intra-entity foreign currency transactions	—	23,142	—	—	23,142
Unrealized loss on cash flow hedges	—	—	—	7,640	7,640
Other comprehensive income (loss) before reclassifications	(51)	16,761	(3,036)	7,640	21,314
Amounts reclassified from Accumulated other comprehensive loss(1)	889	—	—	(2,109)	(1,220)
Net current period Other comprehensive income (loss)	838	16,761	(3,036)	5,531	20,094
Balance at June 30, 2023	$(62,840)	$(553,369)	$(13,458)	$13,052	$(616,615)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three and six months ended June 30, 2023, the amount within Cash Flow Hedges is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

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

The Company has classified asbestos-related activity in Loss from discontinued operations, net of taxes in the Consolidated and Condensed Statements of Operations. This is consistent with the Former Parent’s classification on the basis that, pursuant to the purchase agreement from the Former Parent’s Fluid Handling business divestiture, the Former Parent retained its asbestos-related contingencies and insurance coverages. However, as the Former Parent did not retain an interest in the ongoing operations of the business subject to the contingencies, asbestos-related activity was classified as part of Loss from discontinued operations, net of taxes in the Consolidated and Condensed Statements of Operations of the Former Parent.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Six Months Ended
	June 28, 2024	June 30, 2023
	(Number of claims)
Claims unresolved, beginning of period	13,648	14,106
Claims filed(1)	2,517	2,209
Claims resolved(2)	(1,447)	(1,551)
Claims unresolved, end of period	14,718	14,764
(1) Claims filed include all asbestos claims for which notification have been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	June 28, 2024	December 31, 2023
	(In thousands)
Long-term asbestos insurance asset(1)	$204,672	$221,489
Long-term asbestos insurance receivable(1)	19,524	17,868
Accrued asbestos liability(2)	35,254	32,908
Long-term asbestos liability(3)	211,970	234,796
(1) Included in Other assets in the Consolidated and Condensed Balance Sheets.
(2) Represents current accruals for probable and reasonably estimable asbestos-related liability costs that the Company believes the subsidiaries will pay, and unpaid legal costs related to defending themselves against asbestos-related liability claims and legal action against the Company’s insurers, which is included in Accrued liabilities in the Consolidated and Condensed Balance Sheets.
(3) Included in Other liabilities in the Consolidated and Condensed Balance Sheets.

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

15. Segment Information

ESAB is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, welding robotics and digital solutions.

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

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Net sales:
Americas	$309,765	$310,278	$605,812	$601,847
EMEA & APAC	397,288	410,144	790,985	802,575
	$707,053	$720,422	$1,396,797	$1,404,422
Adjusted EBITDA(1):
Americas	$64,684	$58,263	$118,782	$107,705
EMEA & APAC	76,289	73,810	151,328	142,357
	$140,973	$132,073	$270,110	$250,062
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(In thousands)
Net income from continuing operations	$85,530	$68,846	$148,433	$102,975
Income tax expense	17,885	20,974	36,389	57,998
Interest expense and other, net(1)	15,940	18,819	33,031	38,329
Pension settlement loss	—	—	12,155	—
Restructuring and other related charges	4,773	5,169	6,697	14,613
Acquisition - amortization and other related charges(2)	7,730	9,252	15,507	18,541
Depreciation and other amortization	9,115	9,013	17,898	17,606
Adjusted EBITDA	$140,973	$132,073	$270,110	$250,062
(1) Relates to removal of interest expense, net included within the Interest expense and other, net line within the Consolidated and Condensed Statements of Operations.
(2) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

16. Subsequent Events

The dividend of $4.9 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at June 28, 2024 was paid on July 12, 2024 to stockholders of record as of June 28, 2024.

On July 2, 2024, the Company completed the acquisition of Linde Industries Private Limited, a leading welding company in Bangladesh, for approximately $77 million, net of cash received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2024 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Statements that could be deemed to be forward-looking statements, include statements regarding: the impact of the wars in Ukraine and the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures, foreign exchange fluctuations and commodity prices; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statement that addresses activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes, or the timing of results or outcomes, could differ materially due to numerous factors, including but not limited to the following:

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

•our ability to identify, finance, acquire and successfully integrate attractive acquisition targets;

•our exposure to unanticipated liabilities resulting from acquisitions;

•significant movements in foreign currency exchange rates or inflation rates;

•the impact of natural or man-made disasters, adverse or extreme weather events or conditions, epidemics, pandemics and other global health events;

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in Part I. Item 1A. in our 2023 Form 10-K.

See Part I. Item 1.A. “Risk Factors” in our 2023 Form 10-K for a further discussion regarding reasons that actual results and outcomes, and the timing of results and outcomes, may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date this form 10-Q. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

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

We expect strategic acquisitions to contribute to our growth. We believe that the extensive experience of our leadership team in acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe that the recent acquisitions of Linde Industries Private Limited on July 2, 2024, Sager S.A. on February 26, 2024 and Therapy Equipment Limited (“Therapy Equipment”) on January 11, 2023 as well as the April 30, 2024 agreement to acquire SUMIG Soluções para Solda e Corte Ltda are aligned with this strategic direction. Refer to Note 3, “Acquisitions” and Note 16, “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and six months ended June 28, 2024 and June 30, 2023.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended June 28, 2024 and June 30, 2023 is affected by the following significant factors:

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

Foreign Currency Fluctuations

A significant portion of our Net sales, 77% and 78%, for the three and six months ended June 28, 2024, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended June 28, 2024 compared to the three months ended June 30, 2023, fluctuations in foreign currencies reduced Net sales by 3.4% and Gross profit by 3.6% and Selling, general and administrative expenses by 1.4%.

For the six months ended June 28, 2024 compared to the six months ended June 30, 2023, fluctuations in foreign currencies reduced Net sales by 2.6% and Gross profit by 2.7% and Selling, general and administrative expenses by 0.7%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement (loss), Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margins, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margins, respectively, and which removes the impact of Russia for the three and six months ended June 28, 2024 and June 30, 2023. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and six months ended June 28, 2024 and June 30, 2023.

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$85.5			$148.4
Income tax expense			17.9			36.4
Interest expense and other, net			15.9			33.0
Pension settlement loss			—			12.2
Operating income (GAAP)	$55.9	$63.4	$119.4	$101.9	$128.1	$230.0
Adjusted to add:
Restructuring and other related charges(2)	0.8	4.0	4.8	1.1	5.6	6.7
Acquisition-amortization and other related charges(3)	4.3	3.3	7.7	8.7	6.8	15.5
Depreciation and other amortization	3.7	5.5	9.1	7.2	10.7	17.9
Adjusted EBITDA (non-GAAP)	$64.7	$76.2	$141.0	$118.8	$151.2	$270.0
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.9	6.9	—	12.9	12.9
Core adjusted EBITDA (non-GAAP)(1)	$64.7	$69.3	$134.0	$118.8	$138.3	$257.1
Adjusted EBITDA margin (non-GAAP)	20.9%	19.2%	19.9%	19.6%	19.1%	19.3%
Core adjusted EBITDA margin (non-GAAP)(5)	20.9%	19.5%	20.1%	19.6%	19.3%	19.5%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.

(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $40.7 million and $74.4 million relating to Russia for the three and six months ended June 28, 2024, respectively.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$68.8			$103.0
Income tax expense			21.0			58.0
Interest expense and other, net			18.8			38.3
Operating income (GAAP)	$46.1	$62.6	$108.6	$86.0	$113.3	$199.3
Adjusted to add:
Restructuring and other related charges(2)	3.0	2.2	5.2	3.9	10.7	14.6
Acquisition-amortization and other related charges(3)	5.4	3.8	9.3	10.7	7.8	18.5
Depreciation and other amortization	3.8	5.2	9.0	7.1	10.5	17.6
Adjusted EBITDA (non-GAAP)	$58.3	$73.8	$132.1	$107.7	$142.3	$250.0
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.6	5.6	—	10.9	10.9
Core adjusted EBITDA (non-GAAP)	$58.3	$68.2	$126.5	$107.7	$131.4	$239.1
Adjusted EBITDA margin (non-GAAP)	18.8%	18.0%	18.3%	17.9%	17.7%	17.8%
Core adjusted EBITDA margin (non-GAAP)(5)	18.8%	18.4%	18.6%	17.9%	18.1%	18.0%
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
(5) Net sales were $40.3 million and $77.5 million relating to Russia for the three and six months ended June 30, 2023, respectively.

Total Company

Sales

Net sales decreased for the three and six months ended June 28, 2024 as compared with the three and six months ended June 30, 2023. The following table presents the components of changes in our Net sales.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended June 30, 2023	$720.4		$1,404.4
Components of Change:
Existing businesses (organic sales growth)(1)	8.4	1.2%	25.0	1.8%
Acquisitions(2)	2.7	0.4%	3.7	0.3%
Foreign currency translation(3)	(24.4)	(3.4)%	(36.3)	(2.6)%
Total sales growth	(13.3)	(1.8)%	(7.6)	(0.5)%
For the three and six months ended June 28, 2024	$707.1		$1,396.8
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

Net sales from existing businesses increased $8.4 million during the three months ended June 28, 2024, compared to the prior year period, due to an increase in sales volumes and new product initiatives for a combined $6.9 million and customer pricing increases of $1.5 million. During the three months ended June 28, 2024, the increase in net sales from acquisitions was attributable to Sager S.A. The strengthening of the U.S. Dollar relative to other currencies caused a $24.4 million unfavorable currency translation impact during the three months ended June 28, 2024.

Net sales from existing businesses increased $25.0 million during the six months ended June 28, 2024, compared to the prior year period, due to an increase in sales volumes of $16.7 million and customer pricing increases of $8.3 million. During the six months ended June 28, 2024, the increase in net sales from acquisitions was attributable to Therapy Equipment and Sager S.A. The strengthening of the U.S. Dollar relative to other currencies caused a $36.3 million unfavorable currency translation impact during the six months ended June 28, 2024.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) decreased for the three and six months ended June 28, 2024 as compared with the three and six months ended June 30, 2023. The following table presents the components of changes in our Core Sales.

	Three Months Ended		Six Months Ended
	Core Sales(4)	Change %	Core Sales(4)	Change %
	(Dollars in millions)
For the three and six months ended June 30, 2023	$680.1		$1,326.9
Components of Change:
Existing businesses (core organic sales growth)(1)	3.9	0.6%	16.9	1.3%
Acquisitions(2)	2.7	0.4%	3.7	0.3%
Foreign currency translation(3)	(20.4)	(3.0)%	(25.1)	(1.9)%
Total core sales growth	(13.8)	(2.0)%	(4.5)	(0.3)%
For the three and six months ended June 28, 2024	$666.3		$1,322.4
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
(4) Net sales relating to Russia were $40.7 million and $74.4 million for the three and six months ended June 28, 2024, respectively, and $40.3 million and $77.5 million for the three and six months ended June 30, 2023, respectively.

Core Sales from existing businesses increased $3.9 million during the three months ended June 28, 2024, compared to the prior year period primarily due to a $3.3 million increase in sales volume and customer pricing increases of $0.6 million during the three months ended June 28, 2024. During the three months ended June 28, 2024, the increase in net sales from acquisitions was attributable to Sager S.A. The changes in foreign exchange rates caused a $20.4 million unfavorable currency translation impact during the three months ended June 28, 2024.

Core Sales from existing businesses increased $16.9 million during the six months ended June 28, 2024, compared to the prior year period primarily due to an increase in sales volume of $12.6 million and customer pricing increases of $4.3 million during the six months ended June 28, 2024. During the six months ended June 28, 2024, the increase in net sales from acquisitions was attributable to Therapy Equipment and Sager S.A. The changes in foreign exchange rates caused a $25.1 million unfavorable currency translation impact during the six months ended June 28, 2024.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Gross profit	$270.3	$263.9	$525.3	$511.3
Gross profit margin	38.2%	36.6%	37.6%	36.4%
Selling, general and administrative expense	$146.2	$150.1	$288.6	$297.4
Net income from continuing operations	$85.5	$68.8	$148.4	$103.0
Net income margin from continuing operations	12.1%	9.6%	10.6%	7.3%
Adjusted EBITDA (non-GAAP)	$141.0	$132.1	$270.0	$250.0
Adjusted EBITDA margin (non-GAAP)	19.9%	18.3%	19.3%	17.8%
Core adjusted EBITDA (non-GAAP)	$134.0	$126.5	$257.1	$239.1
Core adjusted EBITDA margin (non-GAAP)	20.1%	18.6%	19.5%	18.0%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$4.8	$5.2	$6.7	$14.6
Acquisition-amortization and other related charges(2)	7.7	9.3	15.5	18.5
Interest expense and other, net	15.9	18.8	33.0	38.3
Income tax expense	17.9	21.0	36.4	58.0
Pension settlement loss	—	—	12.2	—
Depreciation and other amortization	9.1	9.0	17.9	17.6
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$6.9	$5.6	$12.9	$10.9
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

Second Quarter of 2024 Compared to Second Quarter of 2023

Gross profit increased $6.4 million in the second quarter of 2024, which resulted in gross profit margin expanding 160 basis points to 38.2% compared with the prior year period. This increase was primarily attributable to lower overall material costs and favorable product mix partially offset by unfavorable currency translation.

Selling, general and administrative expense decreased $3.9 million in the second quarter of 2024, compared to the prior year period. This decrease was primarily driven by savings from restructuring initiatives and currency translation.

The effective tax rate of 17.3% for the quarter ended June 28, 2024 differed from the effective tax rate of 23.4% for the same period ended June 30, 2023 due to a favorable ruling in a tax case in a foreign jurisdiction in 2024.

Net income from continuing operations increased $16.7 million in the second quarter of 2024, compared with the prior year period primarily due to the aforementioned factors. Net income margin from continuing operations increased by 250 basis points due to the aforementioned factors.

In the second quarter of 2024, Adjusted EBITDA increased $8.9 million and Adjusted EBITDA margin increased by 160 basis points compared to the same period in 2023 benefiting from higher Gross profit and lower Selling, general and administrative expense. Core adjusted EBITDA increased $7.5 million, and Core adjusted EBITDA margins expanded by 150 basis points compared to the same period in 2023.

Six Months Ended June 28, 2024 Compared to Six Months Ended June 30, 2023
Gross profit increased $14.0 million in the six months ended June 28, 2024, which resulted in the gross profit margin expanding 120 basis points to 37.6% compared with the prior year period. This increase was primarily attributable to benefits from price, lower overall material costs and favorable product mix, partially offset by unfavorable currency translation.

Selling, general and administrative expense decreased $8.8 million in the six months ended June 28, 2024, compared to the prior year period. This decrease was primarily driven by savings from restructuring initiatives and currency translation.

The effective tax rate of 19.7% for the six months ended June 28, 2024 differed from the effective tax rate of 36.0% for the same period ending June 30, 2023 due to discrete tax adjustments in 2023 for dividend withholding taxes and an increase in unrecognized tax benefits due to an adverse court ruling in a tax case in a foreign jurisdiction and a discrete tax adjustment in 2024 for a favorable final ruling in a tax case in a foreign jurisdiction.

Net income from continuing operations increased $45.4 million in the six months ended June 28, 2024, compared with the prior year period primarily due to lower restructuring charges, currency translation and tax expense partially offset by a pension settlement loss. Net income margin from continuing operations increased by 330 basis points due to the aforementioned factors.

In the six months ended June 28, 2024, Adjusted EBITDA increased $20.0 million and Adjusted EBITDA margin increased by 150 basis points compared to the same period in 2023 benefiting from higher Gross profit and lower Selling, general and administrative expense. In the six months ended June 28, 2024, Core adjusted EBITDA increased by $18.0 million, and Core adjusted EBITDA margins expanded by 150 basis points.

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

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Net sales	$309.8	$310.3	$605.8	$601.8
Gross profit	$122.9	$115.1	$233.9	$220.9
Gross profit margin	39.7%	37.1%	38.6%	36.7%
Selling, general and administrative expense	$66.1	$66.1	$131.0	$131.0
Adjusted EBITDA (non-GAAP)	$64.7	$58.3	$118.8	$107.7
Adjusted EBITDA margin (non-GAAP)	20.9%	18.8%	19.6%	17.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.8	$3.0	$1.1	$3.9
Acquisition - amortization and other related charges	4.3	5.4	8.7	10.7
Depreciation and other amortization	$3.7	$3.8	$7.2	$7.1

Second Quarter of 2024 Compared to Second Quarter of 2023

Net sales in our Americas segment decreased $0.5 million in the second quarter of 2024, compared with the prior year period. Net sales from existing business increased $12.5 million, and was offset by $15.7 million in unfavorable currency translation. The increase in Net sales from existing business was mainly due to pricing increases. The acquisition of Sager S.A. contributed to $2.7 million of the overall sales increase. Gross profit increased $7.8 million and Gross profit margin expanded by 260 basis points to 39.7% in the second quarter of 2024. These increases were primarily due to price increases, lower material costs, ongoing product simplification and restructuring partially offset by an unfavorable currency impact. Adjusted EBITDA increased $6.4 million to $64.7 million and margins expanded 210 basis points to 20.9% primarily due to the aforementioned factors.

Six Months Ended June 28, 2024 Compared to Six Months Ended June 30, 2023
Net sales in our Americas segment increased $4.0 million in the six months ended June 28, 2024 compared with the prior year period. Net sales from existing business increased $21.4 million, and was partially offset by $21.0 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to inflation-related pricing increases partially offset by a decrease in sales volumes. The Sager S.A. acquisition contributed to $3.6 million of the overall sales increase. Gross profit increased $13.0 million to $233.9 million due to price increases, benefits from a product line simplification initiative, and the Sager S.A. acquisition, partially offset by an unfavorable currency impact. Gross profit margin increased 190 basis points to 38.6% primarily due to price increases, benefits from a product line simplification initiative, and the accretive impact of the Sager S.A. acquisition, partially offset by the impacts of inflation. Selling, general and administrative expense remained relatively consistent year over year. Adjusted EBITDA increased $11.1 million to $118.8 million and margins expanded 170 basis points to 19.6% primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(Dollars in millions)
Net sales	$397.3	$410.1	$791.0	$802.6
Gross profit	$147.4	$148.8	$291.4	$290.5
Gross profit margin	37.1%	36.3%	36.8%	36.2%
Selling, general and administrative expense	$80.1	$84.0	$157.6	$166.4
Adjusted EBITDA (non-GAAP)	$76.3	$73.8	$151.3	$142.3
Adjusted EBITDA margin (non-GAAP)	19.2%	18.0%	19.1%	17.7%
Core adjusted EBITDA (non-GAAP)	$69.3	$68.2	$138.5	$131.4
Core adjusted EBITDA margin (non-GAAP)	19.5%	18.4%	19.3%	18.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$4.0	$2.2	$5.6	$10.7
Acquisition - amortization and other related charges	3.3	3.8	6.8	7.8
Pension settlement loss	—	—	12.2	—
Depreciation and other amortization	5.5	5.2	10.7	10.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$6.9	$5.6	$12.9	$10.9

Second Quarter of 2024 Compared to Second Quarter of 2023

Net sales decreased for our EMEA & APAC segment by $12.9 million in the second quarter of 2024, compared with the prior year period. This decrease was due to a $4.1 million decrease in Net sales from existing business and a $8.8 million unfavorable currency translation. The decrease in Net sales from existing business was primarily due to a decrease in customer pricing and unfavorable currency exchange impact. Gross profit decreased $1.4 million in the second quarter of 2024 compared with the prior year period primarily due to lower pricing and an unfavorable currency impact partially offset by lower overall material costs and improved product mix. Gross profit margin expanded 80 basis points compared to the same period in 2023 primarily due to improved product mix and lower overall material costs. Selling, general and administrative expense decreased compared to the same period in 2023 mainly due to savings from restructuring initiatives. Core adjusted EBITDA increased to $69.3 million and the related Core adjusted EBITDA margins expanded 110 basis points to 19.5% primarily because of the aforementioned factors.
Six Months Ended June 28, 2024 Compared to Six Months Ended June 30, 2023
Net sales in our EMEA & APAC segment decreased $11.6 million in the six months ended June 28, 2024 compared with the prior year period. Net sales from existing business increased $3.6 million, and was partially offset by $15.3 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to an increase in sales volumes partially offset by decreases in customer pricing. The Therapy Equipment acquisition contributed to $0.1 million of the overall sales increase. Gross profit and Gross profit margin increased $0.9 million and 60 basis points, respectively, due to lower cost of materials and improved product mix partially offset by an unfavorable currency impact. Selling, general and administrative expense decreased $8.8 million primarily due to lower employee costs, savings from restructuring initiatives and favorable currency translation. Adjusted EBITDA increased to $151.3 million and margins expanded 140 basis points to 19.1% primarily because of the aforementioned factors. Adjusted Core EBITDA increased to $138.5 million and margins expanded 120 basis points to 19.3% primarily because of the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, and debt service and required amortization of principal and, pending approval from the Board of Directors, payment of cash dividends.

As of June 28, 2024, we were in compliance with the covenants under the Credit Agreement and the Company’s weighted average interest rate of Debt was 5.13%, excluding accretion of deferred financing fees and net of interest rate hedge impacts. As of the end of the second quarter, we had the capacity for additional indebtedness of up to $750 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50.0 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Cash Flows

As of June 28, 2024, we had $228.5 million of Cash and cash equivalents, an increase of $126.5 million from the balance of $102.0 million as of December 31, 2023.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Six Months Ended
	June 28, 2024	June 30, 2023
	(Dollars in millions)(1)
Net cash provided by operating activities	$127.5	$100.7
Purchases of property, plant and equipment	(16.4)	(17.0)
Proceeds from sale of property, plant and equipment	0.6	1.9
Acquisition, net of cash received	(18.1)	(18.2)
Other investing	(3.1)	—
Net cash used in investing activities	(36.9)	(33.3)
Proceeds from borrowings on Senior Notes	700.0	—
Proceeds from borrowings on revolving credit facility and other	205.0	280.0
Repayments of borrowings on Term Loans	(597.5)	—
Repayments of borrowings on revolving credit facility and other	(237.0)	(340.5)
Payment of debt issuance costs and other	(15.7)	—
Payment of dividends	(7.3)	(6.1)
Distributions to noncontrolling interest holders	(1.2)	(1.3)
Net cash provided by (used in) financing activities	46.3	(67.9)
Effect of foreign exchange rates on Cash and cash equivalents	(10.4)	2.9
Increase in Cash and cash equivalents	$126.5	$2.4
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income for the six months ended June 28, 2024, partially offset by higher working capital to support growth.

•Discontinued operations for the six months ended June 28, 2024 and June 30, 2023 included outflows of $8.5 million and $9.7 million, respectively, which were mainly asbestos-related.

•Restructuring initiative payments were $5.4 million for the six months ended June 28, 2024 and $10.2 million for the six months ended June 30, 2023, which included severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $18.1 million of cash used primarily for the acquisition of Sager S.A. during the six months ended June 28, 2024.

Cash inflows provided by financing activities of $46.3 million during the six months ended June 28, 2024 was primarily driven proceeds from borrowings on long-term debt of $905.0 million partially off-set by net repayment of borrowings on the long-term debt of $834.5 million, payment of debt issuance cost of $10.4 million and cash dividends of $7.3 million.

Our Cash and cash equivalents as of June 28, 2024 included $217.8 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

Critical Accounting Policies and Estimates

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Please refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In April 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 Facility in April 2024. As a result, the Company terminated one of the two $300 million swaps during March 2024. The other $300 million swap is expected to continue to be hedged against our floating-rate debt as of the period ended June 28, 2024. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information. A hypothetical increase in interest rates of 1% during the six months ended June 28, 2024 would have increased interest expense by approximately $0.9 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended June 28, 2024, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of June 28, 2024 would result in a reduction in Equity of approximately $171 million. In 2022, we entered into two fixed-to-fixed cross-currency swaps, which was expected to provide a hedge to a portion of our European net asset position. During the six months ended June 28, 2024, the Company syndicated these two cross-currency swaps to extend the maturity date to October 2026. The resulting four cross-currency swaps is expected to provide a hedge to a portion of our European net asset position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

A discussion of legal proceedings is incorporated by reference to Note 14, “Commitments and Contingencies,” in the Notes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2023 Form 10-K filed with the SEC on February 29, 2024. During the six months ended June 28, 2024, there were no material changes to the risk factors reported in the “Risk Factors” section of the Company’s 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

On May 3, 2024, Mr. Kevin Johnson, Chief Financial Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,044 shares of Company common stock between August 5, 2024 and March 7, 2025, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on March 7, 2025.

On May 10, 2024, Mr. Shyam P. Kambeyanda, the President and Chief Executive Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell (i) up to 12,558 shares of Company common stock between August 12, 2024 and May 12, 2025, subject to certain conditions and (ii) up to 46,562 shares of Company common stock between August 12, 2024 and March 7, 2025, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on March 7, 2025.

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	Indenture, dated as of April 9, 2024, by and among ESAB Corporation, as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.(incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024).

4.2	Form of Global Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	August 2, 2024

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	August 2, 2024

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	August 2, 2024