Form 10-Q
period 2024-09-27
ESAB Corp
filed 2024-10-29
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2024
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 24, 2024, there were 60,448,135 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$673,250	$680,996	$2,070,047	$2,085,418
Cost of sales	419,460	431,282	1,290,915	1,324,392
Gross profit	253,790	249,714	779,132	761,026
Selling, general and administrative expense	145,900	145,439	434,537	442,836
Restructuring and other related charges	1,875	3,129	8,572	17,742
Operating income	106,015	101,146	336,023	300,448
Pension settlement loss	—	—	12,155	—
Interest expense and other, net	16,894	20,502	49,925	58,831
Income from continuing operations before income taxes	89,121	80,644	273,943	241,617
Income tax expense	18,074	19,808	54,463	77,806
Net income from continuing operations	71,047	60,836	219,480	163,811
Loss from discontinued operations, net of taxes	(1,214)	(1,723)	(3,684)	(4,259)
Net income	69,833	59,113	215,796	159,552
Income attributable to noncontrolling interest, net of taxes	(1,593)	(1,543)	(4,698)	(4,506)
Net income attributable to ESAB Corporation	$68,240	$57,570	$211,098	$155,046
Earnings (loss) per share – basic
Income from continuing operations	$1.14	$0.98	$3.54	$2.63
Loss on discontinued operations	(0.02)	(0.03)	(0.06)	(0.07)
Net income per share – basic	$1.12	$0.95	$3.48	$2.56
Earnings (loss) per share – diluted
Income from continuing operations	$1.13	$0.97	$3.50	$2.61
Loss on discontinued operations	(0.02)	(0.03)	(0.06)	(0.07)
Net income per share – diluted	$1.11	$0.94	$3.44	$2.54

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$69,833	$59,113	$215,796	$159,552
Other comprehensive income (loss):
Foreign currency translation, net of tax (benefit) expense of $(2,871), $2,984, $(924) and $2,546	63,675	(63,808)	23,764	(7,988)
Unrealized (loss) income on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(911), $(13), $(1,155) and $553	(3,130)	(47)	(3,968)	1,903
Defined benefit pension and other post-retirement plan activity, net of tax expense of $23, $52, $270 and $183	343	240	1,299	1,404
Other comprehensive income (loss)	60,888	(63,615)	21,095	(4,681)
Comprehensive income (loss)	130,721	(4,502)	236,891	154,871
Comprehensive income attributable to noncontrolling interest	2,302	853	4,715	4,377
Comprehensive income (loss) attributable to ESAB Corporation	$128,419	$(5,355)	$232,176	$150,494

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	September 27, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,670	$102,003
Trade receivables, less allowance for credit losses of $24,637 and $25,477	420,938	385,198
Inventories, net	422,654	392,858
Prepaid expenses	58,732	61,771
Other current assets	65,517	55,890
Total current assets	1,221,511	997,720
Property, plant and equipment, net	296,437	294,305
Goodwill	1,667,878	1,588,331
Intangible assets, net	499,789	499,535
Lease assets - right of use	94,413	95,607
Other assets	304,506	353,131
Total assets	$4,084,534	$3,828,629

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$320,252	$306,593
Accrued liabilities	316,819	313,489
Total current liabilities	637,071	620,082
Long-term debt	1,080,182	1,018,057
Other liabilities	489,556	542,833
Total liabilities	2,206,809	2,180,972
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,444,246 and 60,295,634 shares outstanding as of September 27, 2024 and December 31, 2023, respectively	60	60
Additional paid-in capital	1,893,665	1,881,054
Retained earnings	548,300	350,557
Accumulated other comprehensive loss	(604,900)	(624,272)
Total ESAB Corporation equity	1,837,125	1,607,399
Noncontrolling interest	40,600	40,258
Total equity	1,877,725	1,647,657
Total liabilities and equity	$4,084,534	$3,828,629

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	$60	$1,881,534	$406,867	$(647,661)	$41,578	$1,682,378
Net income	—	—	—	82,907	—	1,462	84,369
Dividends declared ($0.08 per share)	—	—	—	(4,856)	—	—	(4,856)
Distributions to noncontrolling owners	—	—	—	—	—	(1,218)	(1,218)
Other comprehensive loss, net of tax benefit of $79	—	—	—	—	(15,712)	(369)	(16,081)
Common stock-based award activity	14,417	—	4,833	—	—	—	4,833
Balance at June 28, 2024	60,438,838	$60	$1,886,367	$484,918	$(663,373)	$41,453	$1,749,425
Net income	—	—	—	68,240	—	1,593	69,833
Dividends declared ($0.08 per share)	—	—	—	(4,858)	—	—	(4,858)
Distributions and purchases related to noncontrolling interest	—	—	2,860	—	(1,706)	(3,155)	(2,001)
Other comprehensive income, net of tax benefit of $3,759	—	—	—	—	60,179	709	60,888
Common stock-based award activity	5,408	—	4,438	—	—	—	4,438
Balance at September 27, 2024	60,444,246	$60	$1,893,665	$548,300	$(604,900)	$40,600	$1,877,725

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	31,903	—	1,313	33,216
Dividends declared ($0.05 per share)	—	—	—	(3,033)	—	—	(3,033)
Distributions to noncontrolling owners	—	—	—	—	—	(1,359)	(1,359)
Other comprehensive income, net of tax benefit of $934	—	—	—	—	38,279	501	38,780
Common stock-based award activity	127,538	—	2,229	—	—	—	2,229
Balance at March 31, 2023	60,222,263	$60	$1,868,133	$188,101	$(636,709)	$38,706	$1,458,291
Net income	—	—	—	65,573	—	1,650	67,223
Dividends declared ($0.06 per share)	—	—	—	(3,644)	—	—	(3,644)
Other comprehensive income, net of tax expense of $1,193	—	—	—	—	20,094	60	20,154
Common stock-based award activity	37,106	—	4,701	—	—	—	4,701
Balance at June 30, 2023	60,259,369	$60	$1,872,834	$250,030	$(616,615)	$40,416	$1,546,725
Net income	—	—	—	57,570	—	1,543	59,113
Dividends declared ($0.06 per share)	—	—	—	(3,646)	—	—	(3,646)
Distributions to noncontrolling owners	—	—	—	—	—	(982)	(982)
Other comprehensive loss, net of tax expense of $3,023	—	—	—	—	(62,925)	(690)	(63,615)
Common stock-based award activity	11,703	—	3,501	—	—	—	3,501
Balance at September 29, 2023	60,271,072	$60	$1,876,335	$303,954	$(679,540)	$40,287	$1,541,096

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$215,796	$159,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	50,028	57,090
Stock-based compensation expense	14,473	11,150
Deferred income tax	2,394	756
Non-cash interest expense	2,259	896
Pension settlement loss	12,155	—
Changes in operating assets and liabilities:
Trade receivables, net	(39,075)	(15,170)
Inventories, net	(31,651)	(16,212)
Accounts payable	16,895	(17,746)
Other operating assets and liabilities	(14,751)	27,783
Net cash provided by operating activities	228,523	208,099
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,071)	(28,865)
Proceeds from sale of property, plant and equipment	3,452	5,171
Acquisitions, net of cash received	(86,537)	(18,665)
Other investing	(4,058)	—
Net cash used in investing activities	(114,214)	(42,359)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	700,000	—
Proceeds from borrowings on revolving credit facilities and other	205,000	454,671
Repayments of borrowings on Term Loans	(597,500)	(6,250)
Repayments of borrowings on revolving credit facilities and other	(236,623)	(578,623)
Payment of debt issuance costs and other	(15,522)	—
Payment of dividends	(12,135)	(9,702)
Distributions to noncontrolling interest holders	(2,644)	(2,279)
Net cash provided by (used in) financing activities	40,576	(142,183)
Effect of foreign exchange rates on Cash and cash equivalents	(3,218)	(12,748)
Increase in Cash and cash equivalents	151,667	10,809
Cash and cash equivalents, beginning of period	102,003	72,024
Cash and cash equivalents, end of period	$253,670	$82,833

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products and workflow solutions and its business system ESAB Business Excellence (“EBX”) enables the Company’s purpose of Shaping the world we imagineTM. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. On April 4, 2022, ESAB Corporation completed its spin-off from Colfax Corporation (“Colfax,” “Enovis” or “Former Parent”) becoming an independent, publicly traded company (the “Separation”).

The Company’s fiscal year ends December 31. The Company’s third quarter ends on the last business day of the 13th week after the end of the prior quarter. As used herein, the third quarter results for 2024 and 2023 refer to the 13-week periods ended September 27, 2024 and September 29, 2023, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and nine months ended September 27, 2024, Russia represented approximately 6% and 5% of the Company’s total revenue, respectively, and approximately $2 million and $12 million of its Net income, respectively. Russia also has approximately 5% of the Company’s total net assets excluding any goodwill allocation as of September 27, 2024. In case of a disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $119 million as of September 27, 2024, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

Basis of Presentation

The Consolidated and Condensed Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The Consolidated and Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $9.2 million and $29.0 million during the three and nine months ended September 27, 2024, respectively, and $9.0 million and $28.1 million during the three and nine months ended September 29, 2023, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

Loss from discontinued operations, net of taxes was $1.2 million and $3.7 million for the three and nine months ended September 27, 2024, respectively, and $1.7 million and $4.3 million for the three and nine months ended September 29, 2023, respectively. See Note 14, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three and nine months ended September 27, 2024 was $3.6 million and $12.1 million, respectively, and for the three and nine months ended September 29, 2023 it was $2.5 million and $12.2 million, respectively.

3. Acquisitions

On July 2, 2024, the Company completed the acquisition of Linde Industries Private Limited, a leading welding company in Bangladesh, for approximately $69 million, net of cash received, to extend the Company’s position in this fast-growing region. The Company recognized intangible assets and goodwill of approximately $20 million and $40 million, respectively. The valuation of the acquired intangible assets and certain other assets and liabilities are determined based upon third-party valuations that have yet to be finalized.

On April 30, 2024, the Company reached an agreement to acquire SUMIG Soluções para Solda e Corte Ltda., a South American light automation and equipment business for approximately $74 million of cash consideration. This acquisition is expected to be completed during the fourth quarter of 2024, subject to customary closing conditions.

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America, for approximately $18 million, net of cash received.

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

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s products are utilized to solve challenges in a wide range of industries. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Equipment	$219,415	$209,037	$665,934	$635,305
Consumables	453,835	471,959	1,404,113	1,450,113
Total	$673,250	$680,996	$2,070,047	$2,085,418

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of September 27, 2024 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2023 and December 31, 2022, total contract liabilities were $31.2 million and $25.9 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and nine months ended September 27, 2024, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $1.3 million and $22.6 million, respectively. During the three and nine months ended September 29, 2023, revenue recognized that was included in the contract liabilities balance at the

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

beginning of the year was $2.3 million and $16.7 million, respectively. As of September 27, 2024 and September 29, 2023, total contract liabilities were $27.8 million and $29.5 million, respectively.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Nine months ended September 27, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$25,477	$1,796	$(2,263)	$(373)	$24,637

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$69,454	$59,293	$214,782	$159,305
Distributed and undistributed earnings allocated to nonvested shares	(305)	(425)	(1,052)	(1,162)
Income from continuing operations attributable to common stockholders	$69,149	$58,868	$213,730	$158,143
Weighted-average shares of Common stock outstanding – basic	60,439,818	60,265,516	60,406,056	60,216,606
Income per share from continuing operations – basic	$1.14	$0.98	$3.54	$2.63

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$69,149	$58,868	$213,730	$158,143
Weighted-average shares of Common stock outstanding – basic	60,439,818	60,265,516	60,406,056	60,216,606
Net effect of potentially dilutive securities(2)	646,311	465,197	644,791	376,153
Weighted-average shares of Common stock outstanding – dilution	61,086,129	60,730,713	61,050,847	60,592,759
Net income per share from continuing operations – diluted	$1.13	$0.97	$3.50	$2.61
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.6 million and $4.7 million for the three and nine months ended September 27, 2024, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 29, 2023, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.
6. Income Taxes

During the three and nine months ended September 27, 2024, Income from continuing operations before income taxes was $89.1 million and $273.9 million, respectively, while Income tax expense was $18.1 million and $54.5 million, respectively. The effective tax rate was 20.3% and 19.9% for the three and nine months ended September 27, 2024, respectively. The effective tax rate differed from the 2024 U.S. federal statutory rate of 21.0% primarily due to a favorable final ruling in a tax case in a foreign jurisdiction during the three months ended June 28, 2024 and an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction during the three months ended September 27, 2024.

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

During the nine months ended September 29, 2023, the Company recorded total tax expense of $10.9 million relating to a change in its indefinite reinvestment assertion on certain foreign undistributed earnings. Additionally, the Company increased the net liability for uncertain tax positions by $9.4 million primarily relating to an adverse court ruling in a tax case in a foreign jurisdiction. During the nine months ended September 27, 2024, a favorable final ruling in a tax case in a foreign jurisdiction was decided and the Company released the related liability for uncertain tax positions for a net tax benefit of $7.9 million. This resulted in a decrease in the ending unrecognized tax benefit balance of $17.7 million. The Company also recorded a tax benefit of $4.9 million due to an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction.

7. Inventories, Net

Inventories, net consisted of the following:

	September 27, 2024	December 31, 2023
	(In thousands)
Raw materials	$159,119	$156,583
Work in process	47,852	43,561
Finished goods	264,269	244,580
	471,240	444,724
LIFO reserve	(4,880)	(4,279)
Allowance for excess, slow-moving and obsolete inventory	(43,706)	(47,587)
	$422,654	$392,858

At September 27, 2024 and December 31, 2023, 24.0% and 27.4% of total inventories, respectively, were valued using the last-in, first-out (“LIFO”) method.

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	September 27, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$46,243	$133,424	$45,681	$144,662
Compensation and related benefits	84,004	52,299	97,052	52,589
Asbestos liability	34,757	196,772	32,908	234,796
Contract liabilities	27,844	—	31,248	—
Lease liabilities	21,375	70,064	22,794	76,609
Warranty liability	13,914	—	12,606	—
Third-party commissions	16,144	—	18,711	—
Restructuring liability	5,581	—	5,345	354
Accrued interest	21,539	—	711	—
Other	45,418	36,997	46,433	33,823
	$316,819	$489,556	$313,489	$542,833

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(In thousands)
Warranty liability, beginning of period	$12,606	$12,946
Accrued warranty expense	8,026	4,448
Changes in estimates related to pre-existing warranties	1,829	2,710
Cost of warranty service work performed	(8,507)	(7,891)
Foreign exchange translation effect and other	(40)	1,156
Warranty liability, end of period	$13,914	$13,369

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended September 27, 2024
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,595	$5,318	$(5,702)	$65	$4,276
Facility closure costs and other(2)	1,104	3,254	(2,633)	(420)	1,305
Total	$5,699	$8,572	$(8,335)	$(355)	$5,581
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

10. Debt

Long-term debt consisted of the following:

	September 27, 2024	December 31, 2023
	(In thousands)
Term loans	$390,000	$987,500
Senior unsecured notes	700,000	—
Revolving credit facilities	—	32,000
Total debt	1,090,000	1,019,500
Unamortized deferred financing fees	(9,818)	(1,443)
Long-term debt	$1,080,182	$1,018,057

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

On April 9, 2024, the Company issued $700 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”). The Senior Notes have a contractual interest rate of 6.25% and maturity date of April 15, 2029. The Company used the net proceeds from the Senior Notes offering to pay off its Term Loan A-3 Facility and pay fees associated with the offering.

As of September 27, 2024, the Company’s long-term Debt consisted of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027, with zero dollars drawn;

•A Term Loan A-1 Facility with an aggregate principal amount of $390 million and a maturity date of April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million and a maturity date of April 15, 2029.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum total leverage ratio of not more than 4.00:1.00, with step-downs to, commencing with the fiscal quarter ending June 30, 2023, 3.75:1.00, and commencing with the fiscal quarter ending June 30, 2024, 3.50:1.00, and (ii) a minimum interest coverage ratio of 3.00:1.00. The Credit Agreement contains various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the term loan facilities (the “Term Facilities”) and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross-currency swap agreements. Refer to Note 11, “Derivatives” for additional information.

As of September 27, 2024, the weighted-average interest rate of borrowings under the Credit Agreement and Senior Notes was 5.01%, including the net impact from the interest rate and cross-currency swaps and excluding accretion of deferred financing fees, and there was $750 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $109.2 million. Total letters of credit of $28.6 million were outstanding as of September 27, 2024.

Deferred Financing Fees

The Company had total deferred financing fees of $10.5 million included in its Consolidated and Condensed Balance Sheets as of September 27, 2024, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Facilities will be amortized over the contractual term of the Term Facilities, the costs associated with the Revolving Facility will be amortized over the life of the Credit Agreement and the costs associated with the Senior Notes will be amortized over the life of the Note. Of the $10.5 million, $0.7 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $9.8 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within long-term debt.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of September 27, 2024. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the remaining swap, the spread was 1.250% as of September 27, 2024. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This interest rate swap agreement is designated and qualifies as a cash flow hedge and as such, the gain or loss on the derivative instrument due to the change in fair value is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to the cash flow hedges during the nine months ended September 27, 2024.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The Company expects a gain of $1.6 million, net of tax, related to interest rate swap agreements to be reclassified from AOCI to earnings through such agreements’ maturity in April 2025 as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of September 27, 2024.

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Nine Months Ended
Derivative Type	(Gain) Recognized in the Consolidated and Condensed Statements of Operations	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
		(In thousands)
Interest rate swap agreement(s)	Interest expense and other, net	$(1,910)	$(1,051)	$(7,680)	$(5,746)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements, set to mature in April 2025, to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements include provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and are designated and qualify as a net investment hedge. These contracts had a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million.

Prior to the maturity of these two cross-currency swaps, on June 25, 2024, the Company de-designated these swaps and entered into four new cross-currency swaps for the same above notional amounts that mature in October 2026.

On August 22, 2024, the Company entered into two additional cross-currency swap agreements, set to mature in October 2026. These contracts have a Euro aggregate notional amount of approximately €90 million and a U.S. dollar aggregate notional amount of $100 million. These swaps are designated and accounted for as a net investment hedge.

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCI related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the nine months ended September 27, 2024.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Nine Months Ended
Derivative Type	(Gain) Recognized in the Consolidated and Condensed Statements of Operations	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
		(In thousands)
Cross-currency swap agreements	Interest expense and other, net	$(1,061)	$(1,197)	$(3,415)	$(3,585)

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	September 27, 2024		December 31, 2023
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$26,647	$—	$22,232	$—
Interest rate swap agreement(s)	—	1,520	—	9,522
	$26,647	$1,520	$22,232	$9,522

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of September 27, 2024 and December 31, 2023, the Company had foreign currency contracts related to purchases and sales with notional values of $232.8 million and $232.5 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	September 27, 2024		December 31, 2023
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$510	$411	$596	$1,088

The amounts in the table above as of September 27, 2024 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.8 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
Foreign Currency Contracts	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Change in unrealized (losses)	$(1,220)	$(2,567)	$(591)	$(3,860)
Realized gains (losses)	919	(370)	903	896

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	September 27, 2024
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$5,999	$—	$—	$5,999
Foreign currency contracts	—	1,188	—	1,188
Interest rate swap agreement	—	1,520	—	1,520
Deferred compensation plans	—	4,994	—	4,994
	$5,999	$7,702	$—	$13,701

Liabilities:
Foreign currency contracts	$—	$1,287	$—	$1,287
Cross-currency swap agreements	—	26,647	—	26,647
Deferred compensation plans	—	4,994	—	4,994
	$—	$32,928	$—	$32,928

	December 31, 2023
	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$6,027	$—	$—	$6,027
Foreign currency contracts	—	2,261	—	2,261
Interest rate swap agreements	—	9,522	—	9,522
Deferred compensation plans	—	3,488	—	3,488
	$6,027	$15,271	$—	$21,298

Liabilities:
Foreign currency contracts	$—	$1,769	$—	$1,769
Cross-currency swap agreements	—	22,232	—	22,232
Deferred compensation plans	—	3,488	—	3,488
	$—	$27,489	$—	$27,489

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement(s) using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the nine months ended September 27, 2024, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the nine months ended September 27, 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the nine months ended September 27, 2024. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss (“AOCL”)

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the nine months ended September 27, 2024 and September 29, 2023. All amounts are net of tax and noncontrolling interest, if any.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized gain on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	$(58,933)	$(584,891)	$(12,220)	$8,383	$(647,661)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6	(23,042)	686	—	(22,350)
Gain on long-term intra-entity foreign currency transactions	—	8,162	—	—	8,162
Unrealized gain on cash flow hedges	—	—	—	811	811
Other comprehensive income (loss) before reclassifications	6	(14,880)	686	811	(13,377)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	327	—	—	(2,662)	(2,335)
Net current period Other comprehensive income (loss)	333	(14,880)	686	(1,851)	(15,712)
Balance at June 28, 2024	$(58,600)	$(599,771)	$(11,534)	$6,532	$(663,373)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(291)	63,336	(8,945)	—	54,100
Gain on long-term intra-entity foreign currency transactions	—	8,866	—	—	8,866
Unrealized loss on cash flow hedges	—	—	—	(1,230)	(1,230)
Other comprehensive income (loss) before reclassifications	(291)	72,202	(8,945)	(1,230)	61,736
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	343	—	—	(1,900)	(1,557)
Purchase related to noncontrolling interest	—	(1,706)	—	—	(1,706)
Net current period Other comprehensive (loss) income	52	70,496	(8,945)	(3,130)	58,473
Balance at September 27, 2024	$(58,548)	$(529,275)	$(20,479)	$3,402	$(604,900)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three and nine months ended September 27, 2024, the amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2022	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(108)	31,276	(2,086)	—	29,082
Gain on long-term intra-entity foreign currency transactions	—	12,501	—	—	12,501
Unrealized loss on cash flow hedges	—	—	—	(2,051)	(2,051)
Other comprehensive (loss) income before reclassifications	(110)	43,777	(2,086)	(2,051)	39,530
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	279	—	—	(1,530)	(1,251)
Net current period Other comprehensive income (loss)	169	43,777	(2,086)	(3,581)	38,279
Balance at March 31, 2023	$(63,678)	$(570,130)	$(10,422)	$7,521	$(636,709)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(2)	—	—	—	(2)
Foreign currency translation adjustment	(49)	(6,381)	(3,036)	—	(9,466)
Gain on long-term intra-entity foreign currency transactions	—	23,142	—	—	23,142
Unrealized gain on cash flow hedges	—	—	—	7,640	7,640
Other comprehensive (loss) income before reclassifications	(51)	16,761	(3,036)	7,640	21,314
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	889	—	—	(2,109)	(1,220)
Net current period Other comprehensive income (loss)	838	16,761	(3,036)	5,531	20,094
Balance at June 30, 2023	$(62,840)	$(553,369)	$(13,458)	$13,052	$(616,615)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	4	—	—	—	4
Foreign currency translation adjustment	161	(79,233)	5,992	—	(73,080)
Gain on long-term intra-entity foreign currency transactions	—	9,962	—	—	9,962
Unrealized gain on cash flow hedges	—	—	—	767	767
Other comprehensive income (loss) before reclassifications	165	(69,271)	5,992	767	(62,347)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	236	—	—	(814)	(578)
Net current period Other comprehensive income (loss)	401	(69,271)	5,992	(47)	(62,925)
Balance at September 29, 2023	$(62,439)	$(622,640)	$(7,466)	$13,005	$(679,540)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three and nine months ended September 29, 2023, the amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries, nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

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

Each subsidiary has separate insurance coverage that was acquired prior to Company ownership. The Company estimates the insurance assets for each subsidiary based upon the applicable policy language, expected recoveries and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(Number of claims)
Claims unresolved, beginning of period	13,648	14,106
Claims filed(1)	3,782	3,353
Claims resolved(2)	(3,978)	(4,095)
Claims unresolved, end of period	13,452	13,364
(1) Claims filed include all asbestos claims for which notification have been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	September 27, 2024	December 31, 2023
	(In thousands)
Long-term asbestos insurance asset(1)	$191,805	$221,489
Long-term asbestos insurance receivable(1)	18,924	17,868
Accrued asbestos liability(2)	34,757	32,908
Long-term asbestos liability(3)	196,772	234,796
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

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Net sales:
Americas	$288,816	$305,816	$894,628	$907,663
EMEA & APAC	384,434	375,180	1,175,419	1,177,755
	$673,250	$680,996	$2,070,047	$2,085,418
Adjusted EBITDA(1):
Americas	$59,369	$57,187	$178,151	$164,892
EMEA & APAC	68,066	65,338	219,394	207,696
	$127,435	$122,525	$397,545	$372,588
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Net income from continuing operations	$71,047	$60,836	$219,480	$163,811
Income tax expense	18,074	19,808	54,463	77,806
Interest expense and other, net(1)	16,894	20,502	49,925	58,831
Pension settlement loss	—	—	12,155	—
Restructuring and other related charges	1,875	3,129	8,572	17,742
Acquisition - amortization and other related charges(2)	10,064	9,285	25,571	27,826
Depreciation and other amortization	9,481	8,965	27,379	26,572
Adjusted EBITDA	$127,435	$122,525	$397,545	$372,588
(1) Relates to removal of interest expense, net included within the Interest expense and other, net line within the Consolidated and Condensed Statements of Operations.
(2) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

16. Subsequent Event

The dividend of $4.9 million included in Accrued liabilities in the Consolidated Balance Sheets at September 27, 2024 was paid on October 11, 2024 to stockholders of record as of September 27, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2024 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Statements that could be deemed to be forward-looking statements, include statements regarding: the impact of the wars in Ukraine and the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures, foreign exchange fluctuations and commodity prices; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statement that addresses activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” or similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes, or the timing of results or outcomes, could differ materially due to numerous factors, including but not limited to the following:

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

•risks arising from changes in technology;

•the competitive environment in our industries;

•changes in our tax rates, realizability of deferred tax assets or exposure to additional income tax liabilities;

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

Integral to our operations is EBX. EBX is our culture and includes our values, a comprehensive set of tools and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBX methodology is one of our primary competitive strengths.

Outlook

We believe that we are well positioned to grow our businesses organically over the long term by enhancing our product offerings and expanding our customer base. We believe our business mix is well balanced between sales in high growth and developed markets, and equipment and consumables. We believe our geographic and end market diversity helps mitigate the effects from cyclical industrial market exposures. Given this balance, management does not use indices other than general economic trends and business initiatives to predict the overall outlook for the Company. Instead, our individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and outlook for the future.

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe that the recent acquisitions of Linde Industries Private Limited (“Linde Industries”) on July 2, 2024, Sager S.A. on February 26, 2024 and Therapy Equipment Limited (“Therapy Equipment”) on January 11, 2023 as well as the April 30, 2024 agreement to acquire SUMIG Soluções para Solda e Corte Ltda are aligned with this strategic direction. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and nine months ended September 27, 2024 and September 29, 2023.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended September 27, 2024 and September 29, 2023 is affected by the following significant factors:

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

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

On July 2, 2024, the Company completed the acquisition of Linde Industries, a leading welding company in Bangladesh. On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America. During the first quarter of 2023, the Company completed the acquisition of Therapy Equipment, a regional leader in oxygen regulators. For additional information on these acquisitions, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q.

Foreign Currency Fluctuations

A significant portion of our Net sales, 79% and 78%, for the three and nine months ended September 27, 2024, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended September 27, 2024 compared to the three months ended September 29, 2023, fluctuations in foreign currencies reduced Net sales by 3.1% and Gross profit by 3.6% and Selling, general and administrative expenses by 1.6%.

For the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023, fluctuations in foreign currencies reduced Net sales by 2.7% and Gross profit by 3.0% and Selling, general and administrative expenses by 1.0%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three and nine months ended September 27, 2024 and September 29, 2023. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and nine months ended September 27, 2024 and September 29, 2023.

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$71.0			$219.5
Income tax expense			18.1			54.5
Interest expense and other, net			16.9			49.9
Pension settlement loss			—			12.2
Operating income (GAAP)(1)	$49.9	$56.1	$106.0	$151.8	$184.3	$336.0
Adjusted to add:
Restructuring and other related charges(2)	0.9	1.0	1.9	2.0	6.6	8.6
Acquisition-amortization and other related charges(3)	4.8	5.2	10.0	13.5	12.1	25.6
Depreciation and other amortization	3.8	5.7	9.5	10.9	16.5	27.4
Adjusted EBITDA (non-GAAP)(1)	$59.4	$68.1	$127.4	$178.2	$219.4	$397.5
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	2.6	2.6	—	15.5	15.5
Core adjusted EBITDA (non-GAAP)(1)	$59.4	$65.5	$124.8	$178.2	$203.9	$382.1
Adjusted EBITDA margin (non-GAAP)	20.6%	17.7%	18.9%	19.9%	18.7%	19.2%
Core adjusted EBITDA margin (non-GAAP)(5)	20.6%	18.9%	19.6%	19.9%	19.2%	19.5%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of acquired intangibles, fair value charges on acquired inventories and integration expenses.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $37.7 million and $112.0 million relating to Russia for the three and nine months ended September 27, 2024, respectively.

	Three Months Ended September 29, 2023			Nine Months Ended September 29, 2023
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$60.8			$163.8
Income tax expense			19.8			77.8
Interest expense and other, net			20.5			58.8
Operating income (GAAP)	$46.5	$54.7	$101.1	$132.4	$168.0	$300.4
Adjusted to add:
Restructuring and other related charges(2)	1.6	1.6	3.1	5.4	12.3	17.7
Acquisition-amortization and other related charges(3)	5.2	4.0	9.3	16.0	11.9	27.8
Depreciation and other amortization	3.9	5.0	9.0	11.1	15.5	26.6
Adjusted EBITDA (non-GAAP)	$57.2	$65.3	$122.5	$164.9	$207.7	$372.6
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	4.7	4.7	—	15.7	15.7
Core adjusted EBITDA (non-GAAP)	$57.2	$60.6	$117.8	$164.9	$192.0	$356.9
Adjusted EBITDA margin (non-GAAP)	18.7%	17.4%	18.0%	18.2%	17.6%	17.9%
Core adjusted EBITDA margin (non-GAAP)(5)	18.7%	17.9%	18.3%	18.2%	18.1%	18.1%
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

Total Company

Sales

Net sales decreased for the three and nine months ended September 27, 2024, compared to the prior year period. The following table presents the components of changes in our Net sales.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended September 29, 2023	$681.0		$2,085.4
Components of Change:
Existing businesses (organic sales growth)(1)	6.6	1.0%	31.6	1.5%
Acquisitions(2)	6.6	1.0%	10.3	0.5%
Foreign currency translation(3)	(20.9)	(3.1)%	(57.3)	(2.7)%
Total sales growth	(7.7)	(1.1)%	(15.4)	(0.7)%
For the three and nine months ended September 27, 2024	$673.3		$2,070.0
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

Net sales from existing businesses increased $6.6 million during the three months ended September 27, 2024, compared to the prior year period, due to customer pricing increases of $8.7 million that was partially offset by a $2.1 million decrease in sales volumes. The increase in net sales from acquisitions was attributable to Sager S.A. and Linde Industries. The changes in foreign exchange rates caused a $20.9 million unfavorable currency translation impact.

Net sales from existing businesses increased $31.6 million during the nine months ended September 27, 2024, compared to the prior year period, due to an increase in sales volumes of $14.6 million and customer pricing increases of $17.0 million. The increase in net sales from acquisitions was attributable to Therapy Equipment, Sager S.A. and Linde Industries. The changes in foreign exchange rates caused a $57.3 million unfavorable currency translation impact.

Sales excluding Russia

Sales excluding Russia (“Core Sales”) decreased for the three and nine months ended September 27, 2024, compared to the prior year period. The following table presents the components of changes in our Core Sales.

	Three Months Ended		Nine Months Ended
	Core Sales(5)	Change %(1)	Core Sales(1)(5)	Change %
	(Dollars in millions)
For the three and nine months ended September 29, 2023	$644.1		$1,971.0
Components of Change:
Existing businesses (core organic sales growth)(2)	8.0	1.2%	24.9	1.3%
Acquisitions(3)	6.6	1.0%	10.3	0.5%
Foreign currency translation(4)	(23.1)	(3.6)%	(48.3)	(2.5)%
Total core sales growth	(8.5)	(1.3)%	(13.1)	(0.7)%
For the three and nine months ended September 27, 2024	$635.6		$1,958.0
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
(5) Net sales relating to Russia were $37.7 million and $112.0 million for the three and nine months ended September 27, 2024, respectively, and $36.9 million and $114.4 million for the three and nine months ended September 29, 2023, respectively.

Core Sales from existing businesses increased $8.0 million during the three months ended September 27, 2024 compared to the prior year period primarily due to customer pricing increases of $8.3 million partially offset by a $0.3 million decrease in sales volume. The $6.6 million increase in net sales from acquisitions was attributable to Sager S.A. and Linde Industries. The changes in foreign exchange rates caused a $23.1 million unfavorable currency translation impact.

Core Sales from existing businesses increased $24.9 million during the nine months ended September 27, 2024 compared to the prior year period primarily due to an increase in sales volume of $12.4 million and customer pricing increases of $12.5 million. The increase in net sales from acquisitions was attributable to Therapy Equipment, Sager S.A. and Linde Industries. The changes in foreign exchange rates caused a $48.3 million unfavorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Gross profit	$253.8	$249.7	$779.1	$761.0
Gross profit margin	37.7%	36.7%	37.6%	36.5%
Selling, general and administrative expense	$145.9	$145.4	$434.5	$442.8
Net income from continuing operations	$71.0	$60.8	$219.5	$163.8
Net income margin from continuing operations	10.6%	8.9%	10.6%	7.9%
Adjusted EBITDA (non-GAAP)	$127.4	$122.5	$397.5	$372.6
Adjusted EBITDA margin (non-GAAP)	18.9%	18.0%	19.2%	17.9%
Core adjusted EBITDA (non-GAAP)	$124.8	$117.8	$382.1	$356.9
Core adjusted EBITDA margin (non-GAAP)	19.6%	18.3%	19.5%	18.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$1.9	$3.1	$8.6	$17.7
Acquisition-amortization and other related charges(2)	10.0	9.3	25.6	27.8
Interest expense and other, net	16.9	20.5	49.9	58.8
Income tax expense	18.1	19.8	54.5	77.8
Pension settlement loss	—	—	12.2	—
Depreciation and other amortization	9.5	9.0	27.4	26.6
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$2.6	$4.7	$15.5	$15.7
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

Third Quarter of 2024 Compared to Third Quarter of 2023

Gross profit increased $4.1 million in the third quarter of 2024, with gross profit margin expanding 100 basis points compared with the prior year period. This increase was primarily attributable to customer pricing, lower material costs and favorable product mix partially offset by unfavorable currency translation.

Selling, general and administrative expense remained relatively consistent in the third quarter of 2024 compared to the prior year period.

The effective tax rate of 20.3% for the quarter ended September 27, 2024 differed from the effective tax rate of 24.6% for the same period ended September 29, 2023 due to an agreement with a tax authority on the treatment of subsidy income in a foreign jurisdiction in 2024.

Net income from continuing operations increased $10.2 million in the third quarter of 2024 compared with the prior year period primarily due to the aforementioned factors as well as lower interest expense. Net income margin from continuing operations increased by 170 basis points due to the aforementioned factors.

In the third quarter of 2024, Adjusted EBITDA increased $4.9 million and Adjusted EBITDA margin increased by 90 basis points compared to the same period in 2023 benefiting from higher Gross profit. Core adjusted EBITDA increased $7.0 million, and Core adjusted EBITDA margin expanded by 130 basis points compared to the same period in 2023.

Nine Months Ended September 27, 2024 Compared to Nine Months Ended September 29, 2023

Gross profit increased $18.1 million in the nine months ended September 27, 2024, with gross profit margin expanding 110 basis points compared with the prior year period. This increase was primarily attributable to benefits from customer pricing and lower material costs partially offset by unfavorable currency translation.

Selling, general and administrative expense decreased $8.3 million in the nine months ended September 27, 2024, compared to the prior year period. This decrease was primarily driven by savings from restructuring initiatives and currency translation.

The effective tax rate of 19.9% for the nine months ended September 27, 2024 differed from the effective tax rate of 32.2% for the same period ending September 29, 2023 due to discrete tax adjustments in 2023 for dividend withholding taxes and an increase in unrecognized tax benefits due to an adverse court ruling in a tax case in a foreign jurisdiction and discrete tax adjustments in 2024 for a favorable final ruling in a tax case in a foreign jurisdiction and an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction in 2024.

Net income from continuing operations increased $55.7 million in the nine months ended September 27, 2024 compared with the prior year period primarily due to the aforementioned factors as well as lower interest and income tax expenses. Net income margin from continuing operations increased by 270 basis points due to the aforementioned factors.

In the nine months ended September 27, 2024, Adjusted EBITDA increased $24.9 million and Adjusted EBITDA margin increased by 130 basis points compared to the same period in 2023 benefiting from higher Gross profit and lower Selling, general and administrative expense. In the nine months ended September 27, 2024, Core adjusted EBITDA increased by $25.2 million and Core adjusted EBITDA margin expanded by 140 basis points.

Business Segments

We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining and welding robotics, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. ESAB’s comprehensive range of welding consumables includes electrodes, cored and solid wires and fluxes using a wide range of specialty and other materials, and cutting consumables including electrodes, nozzles, shields and tips. ESAB’s equipment ranges from portable welding machines, gas control equipment and customized automated cutting and welding systems. ESAB also offers a range of software and digital solutions to help its customers increase their productivity, remotely monitor their welding operations and digitize their documentation. Products are sold into a wide range of end markets, including general industry, infrastructure, renewable energy, medical and life sciences, transportation, construction and energy.

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Net sales	$288.8	$305.8	$894.6	$907.7
Gross profit	$114.4	$116.0	$348.3	$336.9
Gross profit margin	39.6%	37.9%	38.9%	37.1%
Selling, general and administrative expense	$62.7	$68.0	$193.4	$199.0
Adjusted EBITDA (non-GAAP)	$59.4	$57.2	$178.2	$164.9
Adjusted EBITDA margin (non-GAAP)	20.6%	18.7%	19.9%	18.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.9	$1.6	$2.0	$5.4
Acquisition - amortization and other related charges	4.8	5.2	13.5	16.0
Depreciation and other amortization	$3.8	$3.9	$10.9	$11.1

Third Quarter of 2024 Compared to Third Quarter of 2023

Net sales in our Americas segment decreased $17.0 million in the third quarter of 2024 compared with the prior year period. Net sales from existing business increased $6.2 million primarily due to pricing increases, which was more than offset by $26.0 million in unfavorable currency translation. The acquisition of Sager S.A. contributed a $2.8 million increase to Net sales from acquisitions. Despite lower sales, Gross profit remained relatively consistent with the same period in the prior year due to customer pricing increases, lower material costs and EBX driven business improvements that also expanded Gross profit margin by 170 basis points. Selling, general and administrative expense decreased by $5.3 million primarily due to savings from restructuring initiatives and currency translation. Adjusted EBITDA increased $2.2 million and Adjusted EBITDA margin expanded 190 basis points primarily due to the aforementioned factors.

Nine Months Ended September 27, 2024 Compared to Nine Months Ended September 29, 2023
Net sales in our Americas segment decreased $13.0 million in the nine months ended September 27, 2024 compared with the prior year period. Net sales from existing business increased $27.6 million, which was more than offset by $47.0 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to customer pricing increases, partially offset by a decrease in sales volumes. The Sager S.A. acquisition contributed to $6.4 million of the overall sales increase. Gross profit increased $11.4 million and Gross profit margin increased 180 basis points due to price increases, benefits from EBX driven business improvements and the Sager S.A. acquisition, partially offset by an unfavorable currency impact. Selling, general and administrative expense decreased by $5.6 million primarily due to savings from restructuring initiatives and currency translation. Adjusted EBITDA increased $13.3 million and Adjusted EBITDA margin expanded 170 basis points primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(Dollars in millions)
Net sales	$384.4	$375.2	$1,175.4	$1,177.8
Gross profit	$139.4	$133.7	$430.8	$424.1
Gross profit margin	36.3%	35.6%	36.7%	36.0%
Selling, general and administrative expense	$80.7	$77.4	$238.0	$243.8
Adjusted EBITDA (non-GAAP)	$68.1	$65.3	$219.4	$207.7
Adjusted EBITDA margin (non-GAAP)	17.7%	17.4%	18.7%	17.6%
Core adjusted EBITDA (non-GAAP)	$65.5	$60.6	$203.9	$192.0
Core adjusted EBITDA margin (non-GAAP)	18.9%	17.9%	19.2%	18.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.0	$1.6	$6.6	$12.3
Acquisition - amortization and other related charges	5.2	4.0	12.1	11.9
Pension settlement loss	—	—	12.2	—
Depreciation and other amortization	5.7	5.0	16.5	15.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$2.6	$4.7	$15.5	$15.7

Third Quarter of 2024 Compared to Third Quarter of 2023

Net sales increased for our EMEA & APAC segment by $9.3 million in the third quarter of 2024 compared with the prior year period. This increase was primarily due to an increase in Net sales from existing business of $0.4 million, a $3.8 million increase related to the acquisition of Linde Industries and a $5.1 million favorable currency translation. Gross profit increased $5.7 million in the third quarter of 2024 compared with the prior year period primarily due to improved product mix and lower material costs partially offset by lower pricing. Gross profit margin expanded 70 basis points compared to the same period in 2023 primarily due to improved product mix, lower material costs and EBX driven business improvements. Selling, general and administrative expense remained relatively consistent compared to the same period in 2023. Adjusted EBITDA increased $2.8 million and Adjusted EBITDA margin expanded 30 basis points and Core adjusted EBITDA increased to $65.5 million and the related Core adjusted EBITDA margin expanded 100 basis points primarily because of the aforementioned factors.
Nine Months Ended September 27, 2024 Compared to Nine Months Ended September 29, 2023
Net sales in our EMEA & APAC segment decreased $2.4 million in the nine months ended September 27, 2024 compared with the prior year period. Net sales from existing business increased $4.0 million, with the Therapy Equipment and Linde Industries acquisitions contributing an additional increase of $3.9 million. These increases were offset by $10.3 million in unfavorable currency translation. The increase in Net sales from existing business was primarily due to an increase in sales volumes partially offset by decreases in customer pricing. Gross profit and Gross profit margin increased $6.7 million and 70 basis points, respectively, due to EBX driven business improvements, lower material costs and improved product mix partially offset by an unfavorable currency impact. Selling, general and administrative expense decreased $5.8 million primarily due to savings from restructuring initiatives. Adjusted EBITDA increased $11.7 million and Adjusted EBITDA margin expanded 110 basis points and Core adjusted EBITDA increased to $203.9 million and Core adjusted EBITDA margin expanded 110 basis points primarily because of the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, debt service and required amortization of principal, stock repurchase and, pending approval from the Board of Directors, payment of cash dividends.

As of September 27, 2024, we were in compliance with the covenants under the Credit Agreement and the Company’s weighted average interest rate of Debt was 5.01%, excluding accretion of deferred financing fees and net of interest rate hedge impacts. As of the end of the third quarter, we had the capacity for additional indebtedness of up to $750 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50.0 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the nine months ended September 27, 2024. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of September 27, 2024, we had $253.7 million of Cash and cash equivalents, an increase of $151.7 million from the balance of $102.0 million as of December 31, 2023.

The following table summarizes the change in Cash and cash equivalents during periods indicated:

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(Dollars in millions)(1)
Net cash provided by operating activities	$228.5	$208.1
Purchases of property, plant and equipment	(27.1)	(28.9)
Proceeds from sale of property, plant and equipment	3.5	5.2
Acquisitions, net of cash received	(86.5)	(18.7)
Other investing	(4.1)	—
Net cash used in investing activities	(114.2)	(42.4)
Proceeds from borrowings on Senior Notes	700.0	—
Proceeds from borrowings on revolving credit facility and other	205.0	454.7
Repayments of borrowings on Term Loans	(597.5)	(6.3)
Repayments of borrowings on revolving credit facility and other	(236.6)	(578.6)
Payment of debt issuance costs and other	(15.5)	—
Payment of dividends	(12.1)	(9.7)
Distributions to noncontrolling interest holders	(2.6)	(2.3)
Net cash provided by (used in) financing activities	40.6	(142.2)
Effect of foreign exchange rates on Cash and cash equivalents	(3.2)	(12.7)
Increase in Cash and cash equivalents	$151.7	$10.8
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income for the nine months ended September 27, 2024, partially offset by higher working capital to support growth.

•Discontinued operations for the nine months ended September 27, 2024 and September 29, 2023 included outflows of $12.1 million and $12.2 million, respectively, which were mainly asbestos-related.

•Restructuring initiative payments were $8.3 million and $15.4 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. These payments included severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $86.5 million of cash used for the acquisition of Sager S.A. and Linde Industries during the nine months ended September 27, 2024.

Cash inflows provided by financing activities of $40.6 million during the nine months ended September 27, 2024 was primarily driven by proceeds from borrowings on long-term debt of $905.0 million partially offset by net repayment of borrowings on long-term debt of $834.1 million, payment of debt issuance costs of 10.4 million and cash dividends of $12.1 million. The new Senior Notes borrowing in April 2024 provided liquidity beyond the amount needed to refinance extinguished debt.

Our Cash and cash equivalents as of September 27, 2024 included $231.9 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Please refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In April 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 Facility in April 2024. As a result, the Company terminated one of the two $300 million swaps during March 2024. The other $300 million swap is expected to continue to be hedged against our floating-rate debt as of the period ended September 27, 2024. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information. A hypothetical increase in interest rates of 1% during the nine months ended September 27, 2024 would have increased interest expense by approximately $1 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended September 27, 2024, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of September 27, 2024 would result in a reduction in Equity of approximately $174 million. As of September 27, 2024, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2023 Form 10-K filed with the SEC on February 29, 2024. During the nine months ended September 27, 2024, there were no material changes to the risk factors reported in the “Risk Factors” section of the Company’s 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the three months ended September 27, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b-5 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1*	Form of ESAB Corporation Restricted Stock Unit Agreement for Mitchell P. Rales.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 is formatted in Inline XBRL (included as Exhibit 101).

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	October 29, 2024

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	October 29, 2024

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	October 29, 2024