Form 10-K
period 2024-12-31
ESAB Corp
filed 2025-02-20
CIK 1877322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

909 Rose Avenue, 8th Floor
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2024 was $5.707 billion based upon the aggregate price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.

As of February 13, 2025, the number of shares of the Registrant’s common stock outstanding was 60,529,964.

EXHIBIT INDEX APPEARS ON PAGE

93
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.
2

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “ESAB,” “the Company,” “we,” “our” and “us” refer to ESAB Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the impact of the war in Ukraine and the conflict in the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including, but not limited to the following:

•the war in Ukraine and the conflict in the Middle East, escalating geopolitical tensions and the related impact on energy supplies and prices;

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

•our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•the amount of, and our ability to estimate and manage, our asbestos-related liabilities;

•the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•material disruptions at any of our manufacturing facilities;

•noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions;

•risks associated with our international operations, including risks from trade protection measures and other changes in trade relations;

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

PART I
Item 1. Business

General

Founded in 1904, ESAB Corporation (“ESAB,” “we” or the “Company”), is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products and workflow solutions and our business management system, ESAB Business Excellence (“EBX”), enables the Company’s purpose of Shaping the world we imagineTM. We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining and welding robotics, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. Our sales channels include both independent distributors and direct salespeople that, depending on geography and end market, sell our products to our end users. ESAB is based in North Bethesda, Maryland and employs approximately 9,300 associates and serves customers in approximately 150 countries.

We believe our Company, which competes in a market expected to be approximately $40 billion by the end of 2028, is one of the prominent industry players with a substantial position in every major market in the world, combining global scale with regional agility to maximize growth and profits. We define our addressable market as established fabrication technology and gas control equipment products and new products in automation, software and services, and estimate its size based on public data from peer companies, customer surveys and market analysis conducted by our sales function. Approximately 48% of our 2024 revenues were derived from high growth markets, which we define as South America, Eastern Europe, India, Asia Pacific and the Middle East, and which are expected to grow at greater than twice the rate of more developed markets in North America and Europe, based on publicly available economic data from sources such as IHS Markit and the International Monetary Fund. Our gas control business is also well-positioned in attractive markets such as medical and specialty gas control.

Acquisitions are a core part of our strategy and are used to strengthen our Company and accelerate growth. Acquisitions follow our disciplined process to ensure strategic alignment, rapid integration and attractive long-term financial returns. During the year ended December 31, 2024, we completed three acquisitions and we expect to complete more acquisitions in the future. See Part II, Item 8, Note 5, “Acquisitions” of this Form 10-K for further information.

The Company

The Company has been built through a series of acquisitions, as well as organic growth. We seek to build an enduring premier global enterprise by applying EBX to continuously improve our Company, pursue growth in revenues and improvements in profit and cash flow.

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

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a global workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may offset economic trends in individual economies and offers an opportunity to access new markets for products. In addition, we believe that our exposure to high growth economies will provide additional opportunities for growth in the future.

Our principal markets outside the United States are Europe, Asia Pacific, South America and the Middle East. Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business - The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

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

Research and development expense was $39.2 million, $38.8 million and $36.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

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

Regulatory Environment

We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to refer to Item 1A. “Risk Factors—Risks Related to Our Business.”

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

Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management and workplace health and safety. In addition, we are or may become subject to new climate and sustainability laws and regulations, such as the European Union’s Corporate Sustainability Reporting Directive and the State of California’s new climate change disclosure rules.

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

Export / Import Compliance

We are required to comply with various United States export / import control and economic sanctions laws, including:

•the International Traffic in Arms Regulations administered by the United States Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (items specifically designed or adapted for a military application and/or listed on the United States Munitions List);
•the Export Administration Regulations administered by the United States Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (items that potentially have both commercial and military applications);

•the regulations administered by the United States Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulatory activities of the United States Customs and Border Protection.

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, refer to Item 1A. “Risk Factors—Risks Related to Litigation and Regulatory Compliance—We have done and may continue to do business in countries subject to United States sanctions. Failure to comply with various sanction laws may result in enforcement or other regulatory actions” and “Risk Factors—Risks Related to Litigation and Regulatory Compliance—If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.”

Human Capital Management

Employee Profile

As of December 31, 2024, we employed approximately 9,300 associates, of whom approximately 1,300 were employed in the United States and approximately 8,000 were employed outside of the United States.

Talent Development

In our effort to enable our purpose, Shaping the world we imagineTM, we strive to find extraordinary people and support them across their entire associate lifecycle, so they stay engaged in building, growing and sustaining the Company. As a result, we are committed to a “Talent First” strategy, which starts with our associates’ health and safety. Our talent strategy is also focused on attracting great talent, elevating the associate experience, retaining our workforce and building the leadership bench strength needed for our future growth and success.

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

Inclusion

ESAB is dedicated to creating an inclusive, welcoming culture. Our strategy is about embracing inclusion in our everyday actions while empowering and elevating each of our associates through equal opportunities, leading inclusively and ensuring every voice is valued.

Labor Relations

Approximately 18% of our United States associates are covered by collective bargaining agreements with United States trade unions. In addition, approximately 39% of our non-United States associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 2021. On April 4, 2022, ESAB spun-off from Colfax Corporation (“Colfax,” “Enovis” or the “Former Parent”) to become an independent, publicly-traded company, listed on the New York Stock Exchange (the “Separation”). The Separation was effectuated through a pro-rata distribution of 90% of the then-outstanding shares of ESAB to the holders of common stock of Colfax. In November 2022, the Former Parent sold its remaining stake in ESAB. Our principal executive offices are located at 909 Rose Avenue, 8th Floor, North Bethesda, Maryland 20852, and our main telephone number at that address is (301) 323-9099. Our corporate website address is www.esabcorporation.com.

We make available, free of charge through our website at https://investors.esabcorporation.com/overview, our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in XBRL format), current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at: Investor Relations, ESAB Corporation, 909 Rose Avenue, 8th Floor, North Bethesda, Maryland 20852, telephone (301) 323-9099. Information contained on our website is not incorporated by reference in this report. Additionally, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

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

In the year ended December 31, 2024, we derived 78% of our sales from operations outside of the United States and, as of that date, we had principal manufacturing facilities in 14 countries in addition to the United States. For the year ended December 31, 2024, 43% and 57% of our Net sales were derived from the Americas and EMEA & APAC, respectively. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations, including tariffs or import-export restrictions or licensing requirements and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; inflation; labor, employment and environmental, health and safety laws and regulations that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered; difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural or man-made disasters or adverse weather conditions (including events that may be caused or exacerbated by climate change), world health events, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products; increased costs of transportation or shipping; and uncertainties arising from local business practices and cultural considerations.

Additionally, changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. In addition, the new Trump administration has proposed tariffs on imports from other countries and other changes to United States policy regarding international trade. Additional tariffs imposed by the United States on imports from China or other countries, or retaliatory trade measures in response, could result in an increase in supply chain costs that we may not be able to offset or otherwise adversely impact our results of operations.

In many foreign countries, particularly in those with high growth economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, and the United Kingdom’s Bribery Act. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies, which could result in civil or criminal enforcement actions and penalties, create a substantial liability for us and also cause a loss of reputation in the market.

Our operations are exposed to risks related to the Russian invasion of Ukraine and could be impacted by other wars and geopolitical turmoil.

The Russian invasion of Ukraine has significantly escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) member states and Russia and has led to macroeconomic and geopolitical instability. In response to Russia’s invasion of Ukraine, the United States, the European Union and other countries have imposed numerous sanctions on Russia, including its major financial institutions and certain other businesses and individuals. The conflict may also result in additional sanctions being enacted by the United States, other NATO member states, or other countries. The impact of these sanctions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may significantly devalue currencies utilized by the Company or have other adverse impacts including increased costs of raw materials and inputs, manufacturing or shipping delays, or result in reputational harm. While local and global supply chains have been impacted by the conflict, particularly with respect to the sourcing and cost of certain raw materials, our supply chain has not been materially adversely impacted as of the date of this Form 10-K. Further, we have incorporated applicable sanctions and export controls into our existing screening and monitoring procedures in Russia. Although the sanctions and export controls enacted in response to the invasion have not materially impacted our ability to service our existing customer base as of the date of this Form 10-K, further changes in laws and regulations or other factors impacting our ability to fulfill our contractual obligations could have an adverse effect on our results of operations.

The Russian invasion of Ukraine and the sanctions imposed in response have increased the level of economic and political uncertainty in Russia. While we continue to closely monitor the situation and evaluate options, we are meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2024, our operations in Russia represented approximately 5% of our total revenue, and approximately $13 million in Net income. Excluding any goodwill allocation, Russia has approximately 4% of our total net assets as of December 31, 2024, including approximately $30 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. Our operations in Russia had a cumulative translation loss of approximately $130 million, which would be realized upon a transition out.

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

As a global company with a large international footprint and a majority of our sales derived from international operations, including significant operations in high growth economies, we have and will continue to be subject to increased risk of damage or disruption to our operations, employees, facilities, partners, suppliers, distributors, resellers and customers due to, among other things, natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics and other widespread health events, wherever located around the world. We may be unable or unsuccessful in our efforts to plan for, respond to, or mitigate the effects of such incidents, any of which could adversely impact our results of operations, financial condition and overall financial performance. We may be unable to insure against such events, and any insurance we purchase may not be sufficient to compensate us for or may not cover the full impact of such events. The potential for future such events, the national and international response to such events and the perceived risk of such events, have created, and may continue to create economic and political uncertainties.

Significant movements in foreign currency exchange rates have adversely impacted our financial results in the past and may adversely impact our results in the future.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2024, approximately 78% of our sales were derived from operations outside of the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our results from different periods.

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

Acquisitions are a significant part of our growth strategy. If we are unable to identify suitable acquisition candidates, complete proposed acquisitions or successfully integrate the businesses we acquire, our growth strategy may not succeed, and we may not realize the anticipated benefits of our acquisitions.

We seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so depends on a number of steps, including our ability to: identify suitable acquisition candidates; negotiate appropriate acquisition terms; obtain debt or equity financing that we may need to complete proposed acquisitions; complete the proposed acquisitions; and integrate the acquired business into our existing operations. If we fail to achieve any of these steps, our growth strategy may not be successful.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, compliance and reporting controls, including internal control over financial reporting, technologies, personnel, services and products of the acquired company, the potential loss of key employees, customers, suppliers and distributors of the acquired company and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the occurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal costs, compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operation.

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

We may require additional capital to finance our operation needs, and such capital may not be available, impacting our ability to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets. We intend to pay for future acquisitions using cash, capital stock, financing, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to fully implement our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders.

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

We rely on electronic information systems, including our own and third-party networks, the Internet, cloud-based services and third-party service providers, to process, transmit and store electronic information, personally identifiable information, credit card and other financial information and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements and research and development. We face constant and evolving risks that threaten the confidentiality, integrity and availability of our information systems, which may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses or other cybersecurity incidents. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations and liquidity could be materially adversely affected.

In addition, our information systems and those of third parties upon which we rely are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, vulnerabilities, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information, either directly or by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We expect to continue to confront efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and those of third parties upon which we rely. Any such attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to have a material effect on us, we can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems will be successful in deterring or mitigating risks to or intrusions into our systems, networks and data or in effectively detecting or resolving such risks or intrusions when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of unauthorized access, exfiltration, loss, disclosure or misuse of our, customer, employee or other third-party information or systems, the compromise of confidential information, denial of access to, manipulation or destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our business or prospects, reputation and competitive position, including a material loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, disclosure or media reports of actual or perceived security vulnerabilities to our systems or those of our third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue or increased regulatory actions oversight and scrutiny.

Our existing and any future indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.

We have outstanding debt and other financial obligations and unused borrowing capacity and may incur or assume more debt in the future. As of December 31, 2024, we have $1.1 billion of outstanding indebtedness. We also have the ability to incur an additional $50.0 million of indebtedness pursuant to certain uncommitted credit lines, access up to $750.0 million under our revolving credit facility under our Credit Agreement (as defined below), and in the future we may incur additional indebtedness. See “Liquidity and Capital Resources.” Our existing and any future debt could have important, adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments and principal amortization payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;
•increasing our vulnerability to, and limiting our flexibility to plan for or react to, general adverse economic conditions or other changes in our business and industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”). The Credit Agreement, which governs our term loan and revolving credit facility, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term interest, including for example EBITDA-based leverage and interest coverage ratios. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. On April 9, 2024, the Company issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”) governed by an indenture (the “Indenture”). In addition, the Indenture also includes certain restrictive covenants. See “Liquidity and Capital Resources.”

We may be unable to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, our actual cash requirements in the future may be greater.

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

If operations at any of our manufacturing facilities were to be disrupted as a result of a significant equipment failure, natural disaster or adverse weather conditions (including events that may be caused or exacerbated by climate change), power outage, fire, explosion, terrorism, war, civil disobedience, cyber-based attack, pandemic or other contagious outbreak, labor dispute or shortage or other reason, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.

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

While we manufacture many of the parts and components used in our products, we purchase a substantial amount of raw materials, parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, inflation (and related monetary policy actions by governments in response to inflation), trade disputes and increased tariffs.

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

We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations. See Item 1. “Business—Industry and Competition” for additional information about the competitive markets in which we operate.

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in tax rates, changes in mix of earnings and losses and changes in rules and regulations in jurisdictions in which we generate income. A number of the countries where we operate have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, many countries have enacted, proposed, or are considering enacting changes to their legislation to implement the adoption of the Organization for Economic Co-operation and Development’s (“OECD”) model rules for the global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (commonly referred to as Pillar Two). While the United States has not yet adopted Pillar Two, various other jurisdictions in which we operate around the world have enacted legislation and the OECD continues to release additional guidance. Based upon existing legislation and OECD guidance, Pillar Two could increase our future tax obligations in the countries in which we operate. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, we currently cannot assess whether the overall effect of such potential tax changes could adversely impact our financial results. We are continuing to evaluate and monitor the impacts of Pillar Two legislation in the jurisdictions we operate.

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

As of December 31, 2024, approximately 36% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 8,000 associates, representing approximately 86% of our worldwide associate base, in foreign locations. In Canada, Australia, various countries in Europe, Asia and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

If our associates represented by trade unions or works councils were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could lead to decreased productivity, increased labor costs and lost revenue as well as adversely impact our reputation. The representation committees that negotiate with the foreign trade unions or works councils on our behalf may not be successful in negotiating new collective bargaining agreements or other employment arrangements when the current ones expire. Furthermore, future labor negotiations could result in significant increases in our labor costs.

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

Certain subsidiaries contributed by the Former Parent immediately prior to the consummation of the Separation and pursuant to the terms of the separation agreement entered into with the Former Parent in connection with the Separation are one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of these subsidiaries, nor were these subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of the Former Parent’s Fluid Handling (“FH”) and Air and Gas Handling (“AGH”) businesses, the Former Parent and its subsidiaries retained the asbestos-related contingencies and insurance coverage related to these businesses, even though the Former Parent sold the operating assets of its FH and AGH businesses. In connection with the Separation, we agreed to indemnify the Former Parent for, among other things, the retained asbestos-related contingencies and liabilities related to these businesses. See Item 3. “Legal Proceedings” and Part II, Item 8. Note 19, “Commitments and Contingencies.”

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

We have done and may continue to do business in countries subject to United States sanctions. Failure to comply with various sanction laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to United States sanctions and other export controls. Failure to comply properly with various sanction laws to which we, our operations and certain of our independent foreign subsidiaries may be subject may result in enforcement or other regulatory actions. With the exception of the United States sanctions against Cuba and Iran, the applicable sanctions generally do not prohibit our foreign subsidiaries from selling non-United States-origin products and services to countries that are or have previously been subject to sanctions. However, our United States personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are United States citizens, are prohibited from participating in or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under United States sanctions. These constraints impose compliance costs and risks on our operations and may negatively affect the financial or operating performance of such business activities. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. For information about our business in Russia, see also “Our operations are exposed to risks related to the Russian invasion of Ukraine and could be impacted by other wars and geopolitical turmoil.”

Our efforts to comply with United States and other applicable sanction laws may not be effective, and consequently, we may face enforcement or other actions if our compliance efforts are not or are perceived as not being wholly effective. Actual or alleged violations of these laws could lead to substantial fines or other sanctions, which could result in substantial costs. Because certain of our independent foreign subsidiaries may have contact with and inadvertently transact limited business with certain United States sanctioned countries, including sales to enterprises controlled by agencies of the governments of such countries, our reputation may suffer due to our association with these countries, which may have a material adverse effect on the price of our common stock and our business, financial condition and results of operations.

In addition, certain states and municipalities within the United States have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as state sponsors of terrorism and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ESAB or may be subject to limits or prohibitions with respect to those investments that may have a material adverse effect on the price of our common stock.

If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our products manufactured or assembled in the United States are subject to the United States Export Administration Regulations, administered by the United States Department of Commerce, Bureau of Industry and Security (“BIS”), which require that an export license is obtained before such products can be exported to certain countries, and the United States Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) trade and economic sanctions programs. Such regulations may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or territories as well as with certain individuals or entities. Failure to comply with these laws could harm our business by subjecting us to sanctions by the United States government, including substantial monetary penalties, denial of export privileges and debarment from United States government contracts. For example, from 2016 through 2020, one of our foreign subsidiaries engaged in certain transactions, a limited number of which included United States origin goods, either directly or indirectly through distributors, involving sales to specially designated nationals and/or to the Crimea region of Ukraine, which may have been made in violation of relevant trade sanctions or export control laws. We submitted a voluntary disclosure report to relevant United States government agencies regarding these transactions. On March 26, 2021 and August 26, 2021, the Former Parent received letters from BIS and OFAC, respectively, warning the Former Parent against future violations, and closing their respective matters without further action. No further communications from any other relevant United States government agencies have been received.

We are subject to a variety of continuously evolving and developing laws and regulations regarding privacy, data protection and data security.

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and foreign jurisdictions regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. Foreign laws we are subject to include the European Union’s General Data Protection Regulation (the “GDPR”) and the domestic version of the GDPR adopted by the United Kingdom in January 2021. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. The United States has also recently seen a significantly increased focus on the regulation of personal data, led by the passage of various comprehensive privacy and data protection laws at the state level. For example, the California Consumer Privacy Act (the “CCPA”) requires, among other things, covered companies to provide new disclosures to California consumers and affords such consumers certain rights, including the ability to opt out of certain types of data sharing and sales of their personal information. The California Privacy Rights Act, which went into effect in January 2023, amended the CCPA to provide for additional privacy protections. Similar legislation has been adopted and gone into effect in a number of states, and other states have proposed or adopted their own privacy bills that will come into effect over the coming years. The wave of similar legislative developments in other states in the United States creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Moreover, if we fail to comply with these laws and regulations, we could be subject to fines and other penalties.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, enhanced disclosure regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. Such measures could subject us to additional costs and restrictions and require significant operating and capital expenditures, which could impact our business, financial condition, results of operations and cash flows. Additionally, such measures may impact our customers, which could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. Our inability to effectively address customer concerns with respect to climate change and related sustainability matters could similarly impact customer demand for our products and services and adversely affect our business.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our reputation and our business, financial condition and results of operations.

In addition to the environmental, health, safety, anti-corruption, export control, privacy, data protection, data security and other regulations noted above, our businesses are also subject to extensive regulation by United States and non-United States governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels. For example, certain of our gas control products are classified as medical devices that are subject to regulation by the United States Food and Drug Administration and under the European Union Medical Device Regulation, as well as by other federal and local governmental agencies and by certain accrediting bodies. To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of such products. We are also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions, as well as with disclosure and reporting rules relating to environmental, societal and sustainability-related topics. These changes could negatively impact our business or financial position.

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

The price and trading volume of our common stock has been and may continue to be volatile and the value of an investment in our common stock could decline. Substantial fluctuations in our stock price and trading volume may be in response to a number of factors, some of which are beyond our control, including the occurrence of any of the events or factors addressed in these “Risk Factors” and elsewhere in this Form 10-K.

Pursuant to that certain restriction rights agreement we entered into with Mitchell P. Rales and Steven M. Rales (together, the “Rales Holders”), the Rales Holders and their permitted transferees have registration rights for the resale of certain shares of our common stock. These registration rights would facilitate the resale of such securities into public market, and any such resale would increase the number of shares of our common stock available for public trading. The sales by the Rales Holders or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

We declared and paid a quarterly cash dividend of $0.06 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2024 and a quarterly cash dividend of $0.08 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2024. We cannot guarantee that we will continue to pay a dividend in the future. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of our Board.

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

Our certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others, the inability of our stockholders to call a special meeting or to act by written consent, rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, the right of the Board to issue preferred stock without stockholder approval, the division of the Board into three classes of directors, with each class serving a staggered three-year term, provision that stockholders may only remove directors with cause and the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 of the DGCL imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding voting stock.

Our certificate of incorporation designates the exclusive forum for the resolution of certain types of actions and proceedings that may be initiated by our stockholders. These forum selection provisions could discourage lawsuits against us and our directors, officers, employees and stockholders.

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

This forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Our certificate of incorporation further provides that, unless we consent otherwise, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions. This could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and Board of Directors.

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

Internal Cybersecurity Team and Governance

The Board maintains responsibility for oversight of risks that may affect the Company. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee reviews the Company’s policies with respect to risk assessment and enterprise risk management, including with respect to cybersecurity risks. Certain members of our Audit Committee have experience with respect to cybersecurity risk management.

The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of the Company’s management team responsible for overseeing the Company’s cybersecurity risk program, including our Chief Information Officer (“CIO”). These reports and updates may address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee periodically reports to the Board on data protection and cybersecurity matters. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, in certain circumstances, reported to the Board and/or Audit Committee in a timely manner.

At the management level, our CIO is responsible for overseeing and implementing a cybersecurity strategy aligned with the Company’s goals and needs. Our CIO has extensive experience with respect to cybersecurity matters as a result of over 20 years of relevant work experience. Our cybersecurity function is supported by highly trained cybersecurity personnel with substantial industry experience as well as our network of specialized consulting partners, regional IT leaders and our global IT infrastructure team. Our CIO receives ongoing updates from such individuals regarding the prevention, detection, mitigation and remediation of cybersecurity incidents.

In conjunction with management, the CIO regularly reviews risk management measures to identify and mitigate data protection and cybersecurity risks. Key performance indicators, emerging threats, current trends and notable detections are reported to members of the Company’s senior leadership team. The global cybersecurity team also works closely with our legal team to address legal, regulatory and contractual requirements.

Risk Management and Strategy

Cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. As a result, risks posed by cybersecurity threats are among the risks that the Company’s ERM process evaluates and assesses at least annually. The results of this risk assessment, including cybersecurity, are presented to the Board of Directors annually.

The cybersecurity team implements, monitors and maintains controls that are aligned with the guidance defined by the National Institute of Standards and Technology (“NIST”) CyberSecurity Framework. These controls are designed to protect the confidentiality, availability and integrity of information systems. Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team. We view cybersecurity as a responsibility shared by all of our associates. As an organization committed to continuous improvement, we periodically conduct incident response tabletop exercises with key members of our leadership team, including our Chief Executive Officer, perform internal and external assessments and engage consultants to help assess the design and effectiveness of our program. In addition, we expect all of our associates as well as our third-party vendors to help protect against cybersecurity risks, and we conduct periodic awareness campaigns, emerging threats communications and specific trainings.

We have adopted a Global Cybersecurity Incident Response Procedure that applies in the event of a cybersecurity threat or incident. These procedures include an incident response playbook that outlines the steps to be addressed in the event of a cybersecurity incident, from incident detection to mitigation, recovery and notification within the Company and to the Audit Committee and/or Board of Directors, as specified.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. We employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. Despite ongoing efforts to continuously improve our holistic ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, disruption of our business operations, revenue and client loss, legal actions, or statutory penalties, among other consequences.

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate and remediate cybersecurity incidents. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to materially affect us, including those having a long-term impact on our business strategy, results of operations or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For additional information on the cybersecurity risks faced by our Company, refer to Item 1A. “Risk Factors—Risks Related to Our Business—Our electronic information systems have been and could in the future be, subject to service interruptions, data corruption, cyber-based attacks and network security breaches. Significant disruptions in, or breaches in security of, our electronic information systems or data can adversely affect our business and financial statements.”

Item 2. Properties

Our corporate headquarters are located in North Bethesda, Maryland in a leased facility. As of December 31, 2024, we had a total of 5 production facilities in the United States, representing a total of 0.6 million and 0.5 million square feet of owned and leased space, respectively, and 24 production facilities outside the United States, representing a total of 9.6 million and 2.2 million square feet of owned and leased space, respectively, in 14 countries in Europe, North and South America and Asia.

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

Name	Age	Position
Shyam P. Kambeyanda	54	President and Chief Executive Officer and Director
Kevin Johnson	49	Chief Financial Officer
Olivier Biebuyck	54	President, Fabrication Technology
Michele Campion	48	Chief Human Resources Officer
Curtis Jewell	43	Senior Vice President, General Counsel and Corporate Secretary
Eleanor Lukens	60	President, Americas
Vusa Mlingo	55	Senior Vice President, Strategy and Business Development

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

Kevin Johnson has been ESAB’s Chief Financial Officer (“CFO”) since May 2019, managing financial planning, controlling, tax, treasury, investor relations and information technology functions. From 2017 to 2019, he served as Vice President of Finance at Colfax Corporation (now Enovis), where he handled investor relations, financial planning and acquisition support. Prior to that, he held various senior financial positions at Howden starting in 2001, working in Australia, Europe and South Africa. Mr. Johnson is an Australian CPA with a bachelor’s degree from Queens University, Northern Ireland, a master’s degree in accounting from Macquarie University, Australia and an M.B.A. from Hasselt University, Belgium.

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

Eleanor Lukens has been President, Americas of ESAB Corporation since January 2023. Ms. Lukens oversees ESAB’s fabrication technology business in North America and South America. Before joining ESAB, Ms. Lukens served in multiple leadership roles at AMETEK, a leading global manufacturer of electronic instruments and electromechanical devices, for fifteen years. Most recently, she was Vice President and General Manager at AMETEK from August 2020 until January 2023, with global responsibility for four operating business units serving commercial aerospace, defense, aftermarket and business jet, and Vice President, General Manager for AMETEK’s measurement and power systems division from September 2016 to July 2020. Earlier in her career, Ms. Lukens worked for Teleflex Incorporated and Drexelbrook Engineering. Ms. Lukens earned a bachelor’s degree in mechanical engineering technology from Spring Garden College and a M.B.A. with honors from Temple University, Fox School of Management.

Vusa Mlingo has been the Senior Vice President, Strategy and Business Development of ESAB Corporation since January 2022. Mr. Mlingo oversees ESAB’s strategic planning, market and growth opportunity assessments and ESAB’s global acquisition pipeline. Prior to ESAB, Mr. Mlingo served as Vice President of Corporate Development & Strategy at SPX FLOW, Inc., a leading provider of process solution components and systems, from April 2019 to January 2022 and previously led the company’s mergers and acquisitions as Vice President of Business Development from March 2018 to April 2019. From 2006 to March 2019, Mr. Mlingo worked for Ingersoll Rand, a diversified industrial company, where he served in various roles of increasing responsibility within corporate development and strategy, product management and capital markets. Mr. Mlingo holds a bachelor’s degree with honors from the University of Zimbabwe and an M.B.A. from Howard University.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange under the symbol ESAB on April 5, 2022. As of February 13, 2025, there were 1,172 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

We declared and paid a quarterly dividend of $0.06 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2024 and a quarterly dividend of $0.08 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2024.

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

Issuer Repurchase of Equity Securities

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s common stock were made during the year ended December 31, 2024. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Recent Issuances of Unregistered Securities

None.

Stock Performance Graph

The graph below compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P MidCap 400 Index (the "S&P 400") and the S&P MidCap 400 Industrials Index (the "S&P 400 Industrials”). The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common stock and in each index from April 5, 2022, the date our stock commenced regular-way trading on the New York Stock Exchange, to December 31, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into five main sections:

•Overview;
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

Overview

See Part I, Item 1. “Business” in our Form 10-K for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

We are a focused premier industrial compounder. Our rich history of innovating products, workflow solutions and our business system, EBX, enables our purpose of Shaping the world we imagineTM.. We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions of Therapy Equipment Limited (“Therapy Equipment”) in 2023 as well as Sager S.A. (“Sager”), ESAB Bangladesh Private Limited (“ESAB Bangladesh”) (formerly known as Linde Industries Private Limited) and SUMIG Soluções para Solda e Corte Ltda. (“SUMIG”) in 2024, are aligned with this strategic direction. Refer to Note 5, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBX tools to improve business performance and the rationalization of assets and costs. For additional information about these challenges and opportunities, refer to Part I, Item 1A. “Risk Factors” in our Form 10-K.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023. We have elected not to include a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022 in this report in reliance upon Instruction 1 to

Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2024 and 2023 are affected by the following additional significant items:

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to the crisis have increased the level of economic and political uncertainty. For the year ended December 31, 2024, Russia represented approximately 5% of the Company’s total revenue, and approximately $13 million of its Net income. Excluding any goodwill allocation, Russia has approximately 4% of the Company’s total net assets as of December 31, 2024, including approximately $30 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $130 million as of December 31, 2024, which could be realized upon a transition out. For additional information of the associated risks, refer to the Part I, Item 1A. “Risk Factors” section.

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

Foreign Currency Fluctuations

During 2024 and 2023, a significant portion of our Net sales, 78% in each period, were derived from operations outside of the United States with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can translationally impact our results of operations and are quantified when significant.

For the year ended December 31, 2024 compared to 2023, fluctuations in foreign currencies reduced Net sales by 3.2%, Gross profit by 2.8% and Selling, general and administrative expenses by 1.2%.

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

The mix of sales was as follows for the periods presented.

	Year Ended December 31,
	2024	2023
Consumables	67%	69%
Equipment	33%	31%

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternate presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which remove the impact of Russia for the years ended December 31, 2024 and 2023. Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$293.1
Income tax expense			77.3
Interest expense and other, net			64.9
Pension settlement loss			12.2
Operating income (GAAP)	$203.2	$244.2	$447.5
Adjusted to add:
Restructuring and other related charges(2)	3.0	7.2	10.2
Acquisition-amortization and other related charges(3)	18.6	15.9	34.5
Depreciation and other amortization	14.5	22.2	36.6
Adjusted EBITDA (non-GAAP)	$239.2	$289.6	$528.8
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	18.1	18.1
Core adjusted EBITDA (non-GAAP)	$239.2	$271.5	$510.7
Adjusted EBITDA margin (non-GAAP)	20.3%	18.5%	19.3%
Core adjusted EBITDA margin (non-GAAP)(5)	20.3%	19.2%	19.7%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of acquired intangibles, fair value charges on acquired inventories and integration expenses.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $149.6 million relating to Russia for the year ended December 31, 2024.

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
(2) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction expenses, amortization of acquired intangibles, fair value charges on acquired inventories and integration expenses.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $153.8 million relating to Russia for the year ended December 31, 2023.

Total Company

Sales

Net sales decreased for the year ended December 31, 2024 as compared with the year ended December 31, 2023. The following table presents the components of changes in our consolidated Net sales.

	Net Sales(1)
	$	%
	(Dollars in millions)
For the year ended December 31, 2023	$2,774.8
Components of change:
Existing businesses (organic sales growth)(2)	32.3	1.2%
Acquisitions(3)	23.5	0.8%
Foreign currency translation(4)	(89.7)	(3.2)%
Total Net sales decline	(34.0)	(1.2)%
For the year ended December 31, 2024	$2,740.8
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

Net sales from existing businesses increased $32.3 million during the year ended December 31, 2024 compared to the prior year period, due to customer pricing increases of $19.9 million and increased sales volumes of $12.4 million. The increase in Net sales from acquisitions of $23.5 million was primarily attributable to the Sager, ESAB Bangladesh and SUMIG acquisitions. The changes in foreign exchange rates caused a $89.7 million unfavorable currency translation impact.

Sales excluding Russia

Sales excluding Russia (“Core sales”) for ESAB decreased for the year ended December 31, 2024 as compared with the year ended December 31, 2023. The following table presents the components of changes in our consolidated Core sales.

	Core Sales(1)(6)
	$	%
	(Dollars in millions)
For the year ended December 31, 2023	$2,620.9
Components of change:
Existing businesses (core organic sales growth)(2)	24.6	0.9%
Acquisitions(3)	23.5	0.9%
Foreign Currency translation(4)	(77.9)	(3.0)%
Total Core sales decline(5)	(29.8)	(1.1)%
For the year ended December 31, 2024	$2,591.2
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
(5) Numbers calculated following the same definition as total sales decline for total Company.
(6) Represents sales excluding Russia for the year ended December 31, 2024 and 2023, respectively.

Core sales from existing businesses increased $24.6 million during the year ended December 31, 2024, compared to the prior year period due to customer pricing increases of $15.4 million and increased sales volumes of $9.2 million. The increase in Core sales from acquisitions of $23.5 million was primarily attributable to the Sager, ESAB Bangladesh and SUMIG acquisitions. The changes in foreign exchange rates caused a $77.9 million unfavorable currency translation impact.

Operating Results

The following table summarizes our results for the comparable periods.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Gross profit	$1,037.5	$1,015.8
Gross profit margin	37.9%	36.6%
Selling, general and administrative expense	$575.6	$587.5
Net income from continuing operations	$293.1	$223.4
Net income margin from continuing operations	10.7%	8.0%
Adjusted EBITDA (non-GAAP)	$528.8	$501.1
Adjusted EBITDA margin (non-GAAP)	19.3%	18.1%
Core adjusted EBITDA (non-GAAP)	$510.7	$482.7
Core adjusted EBITDA margin (non-GAAP)	19.7%	18.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$10.2	$24.1
Pension settlement loss	12.2	—
Acquisition - amortization and other related charges(2)	34.5	36.9
Interest expense and other, net	64.9	85.1
Income tax expense	77.3	95.7
Depreciation and other amortization	36.6	36.0
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$18.1	$18.4
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction expenses, amortization of acquired intangibles, fair value charges on acquired inventories and integration expenses.
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Gross profit increased $21.7 million during 2024 in comparison to 2023, which was attributable to benefits from price increases, lower material costs, productivity gains and accretion from acquisitions, partially offset by unfavorable foreign currency impacts. Gross profit margin expanded 130 basis points to 37.9%, which was primarily due to aforementioned factors.

Selling, general and administrative expense decreased in comparison to 2023 primarily driven by savings from restructuring initiatives and favorable foreign currency impacts, partially offset by incremental costs from acquisitions and growth initiatives.

During the year ended December 31, 2024, the Company recognized a non-cash Pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan.
Interest expense and other, net, decreased in comparison to 2023, primarily driven by the hyperinflationary impact in Argentina recorded in 2023, which resulted in a loss of $26.2 million in Interest expense and other, net.

The effective tax rate for 2024 and 2023 was 20.9% and 30.0%, respectively. The difference was primarily due to changes in tax reserves and withholding tax on dividends. In 2024, the effective tax rate was lower than the United States federal statutory rate of 21.0% primarily due to favorable impacts from an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction, favorable changes in tax reserves primarily related to a final ruling in a tax case in a foreign jurisdiction, partially offset by withholding taxes and the impact of jurisdictional mix of income in 2023.

Net income from continuing operations increased in 2024 compared to 2023, due to changes discussed above. Net income margin from continuing operations expanded primarily due to the items discussed above.

Adjusted EBITDA increased $27.7 million and Adjusted EBITDA margin expanded by 120 basis points in 2024 compared to 2023 due to the aforementioned factors. Core adjusted EBITDA increased $28.0 million and Core adjusted EBITDA margin expanded by 130 basis points primarily due to the aforementioned factors.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Net sales	$1,176.7	$1,215.0
Gross profit	$465.7	$454.9
Gross profit margin	39.6%	37.4%
Selling, general and administrative expense	$257.6	$265.8
Adjusted EBITDA (non-GAAP)	$239.2	$224.7
Adjusted EBITDA margin (non-GAAP)	20.3%	18.5%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$3.0	$6.5
Acquisition - amortization and other related charges	18.6	20.9
Depreciation and other amortization	$14.5	$14.8

Net sales in our Americas segment decreased by $38.3 million during 2024 compared to 2023. Net sales from existing business increased by $23.0 million primarily due to customer price increases partially offset by lower sales volume. Net sales from acquisitions contributed $14.3 million. These increases were more than offset by $75.5 million of unfavorable currency translation. Gross profit and related margin increased primarily due to benefit from price increases, productivity gains and acquisitions partially offset by unfavorable foreign currency impacts and decreased sales volumes. Selling, general and administrative expense decreased primarily due to favorable foreign currency impacts and savings from restructuring initiatives partially offset by growth initiatives and acquisitions. Adjusted EBITDA increased by $14.5 million and margin expanded 180 basis points primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes selected financial data for our EMEA & APAC segment.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Net sales	$1,564.1	$1,559.8
Gross profit	$571.8	$560.9
Gross profit margin	36.6%	36.0%
Selling, general and administrative expense	$317.9	$321.6
Adjusted EBITDA (non-GAAP)	$289.6	$276.4
Adjusted EBITDA margin (non-GAAP)	18.5%	17.7%
Core adjusted EBITDA (non-GAAP)	$271.5	$258.0
Core adjusted EBITDA margin (non-GAAP)	19.2%	18.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$7.2	$17.6
Acquisition - amortization and other related charges	15.9	15.9
Depreciation and other amortization	22.2	21.2
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$18.1	$18.4

Net sales increased for our EMEA & APAC segment by $4.3 million during 2024 compared to 2023. Net sales from existing business increased by $9.3 million driven by higher sales volume, partially offset by lower customer pricing. Net sales from acquisitions contributed $9.2 million. These increases were partially offset by $14.2 million in unfavorable currency translation. Gross profit and related margin increased primarily due to the benefit from increased sales volume, lower material costs and productivity gains partially offset by unfavorable foreign currency impact and lower customer pricing. Selling, general and administrative expense decreased over the same period primarily due to savings from restructuring initiatives partially offset by spending on growth initiatives. Adjusted EBITDA increased by $13.2 million and margin expanded 80 basis points primarily due to the aforementioned factors. Core adjusted EBITDA increased by $13.5 million and margin expanded by 80 basis points due to the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our liquidity requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures and restructuring related cash outflows, asbestos-related cash outflows, debt service and required amortization of principal, stock repurchases and, pending approval from the Board of Directors, payment of cash dividends.

As of December 31, 2024, we were in compliance with the covenants under the Credit Agreement and the Indenture. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indenture was 5.24%, excluding accretion of deferred financing fees and net of interest rate hedge impacts. As of end of the year, we had the capacity for additional indebtedness of up to $750 million available on the revolving credit facility. Additionally, we have the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 15, “Debt” and Note 16, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to the Company’s debt and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s common stock have been made through the year ended December 31, 2024. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of December 31, 2024, we had $249.4 million of Cash and cash equivalents, an increase of $147.4 million from $102.0 million as of December 31, 2023. The following table summarizes the change in Cash and cash equivalents during the periods indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in millions)(1)
Net cash provided by operating activities	$355.4	$330.5
Purchases of property, plant and equipment	(51.8)	(48.2)
Proceeds from sale of property, plant and equipment	3.8	4.6
Acquisitions, net of cash received	(153.7)	(18.7)
Other investing	(4.1)	—
Net cash used in investing activities	(205.7)	(62.2)
Proceeds from borrowings on Senior Notes	700.0	—
Proceeds from borrowings on revolving credit facility and other	205.0	574.2
Repayments of borrowings on Term Loans	(602.5)	(12.5)
Repayments of borrowings on revolving credit facility and other	(237.0)	(763.2)
Payment of debt issuance costs and other	(13.2)	(1.0)
Payment of dividends	(17.0)	(13.3)
Distribution to noncontrolling interest holders	(3.7)	(3.9)
Net cash provided by (used in) financing activities	31.7	(219.7)
Effect of foreign exchange rates on Cash and cash equivalents	(34.0)	(18.6)
Increase in Cash and cash equivalents	$147.4	$30.0
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow was positively impacted by increased operating income and lower interest and income tax payments, partially offset by lower other operating cash flow for the year ended December 31, 2024.

•Discontinued operations outflows for the years ended December 31, 2024 and 2023 were $15.0 million and $15.2 million, respectively, which were primarily asbestos related.

•Restructuring initiative payments of $10.4 million and $20.7 million for the years ended December 31, 2024 and 2023, respectively, which includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities include $153.7 million of cash used for our Sager, ESAB Bangladesh and SUMIG acquisitions during the year ended December 31, 2024 and $18.7 million of cash used for our Therapy Equipment acquisition during the year ended December 31, 2023. Refer to Note 5, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

Cash flows provided by financing activities of $31.7 million during the year ended December 31, 2024 was primarily driven by proceeds from borrowings on long-term debt of $905.0 million partially offset by net repayment of borrowings on the long-term debt of $839.5 million, payment of debt issuance costs of $10.4 million and payment of four cash dividends totaling $17.0 million.

Our Cash and cash equivalents as of December 31, 2024 include $213.4 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2024, the Company’s Term A-1 loan and Senior Notes had principal amounts outstanding of $385.0 million and $700.0 million, respectively. In addition to the outstanding principal on our debt, we are subject to contractual obligations and commitments to make future interest payments on the Term Loans and Senior Notes on various payment dates as provided in the Credit Agreement Amendment and the Indenture. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for expiration dates and maturity schedules on our outstanding debt obligations for the next five years.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles and equipment. As of December 31, 2024, the Company had fixed lease payment obligations of $98.4 million, with $24.5 million payable within 12 months.

Purchase Obligations

As of December 31, 2024, the Company had other purchase obligations of $143.3 million, with $132.8 million payable within 12 months.

We have funding requirements associated with our pension benefit plans as of December 31, 2024, which are estimated to be $4.5 million for the year ending December 31, 2025. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated and Combined Financial Statements at December 31, 2024 other than outstanding letters of credit of $27.2 million and unconditional purchase obligations with suppliers noted above.

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

An evaluation of Goodwill for impairment was performed for the three reporting units for the years ended December 31, 2024 and 2023, which indicated no impairment existed.

For the year ended December 31, 2024, a qualitative assessment was performed for the three reporting units. The carrying amount of Goodwill of the Americas, EMEA & APAC and Gas Control Equipment reporting units as of December 31, 2024 were $629.7 million, $896.3 million and $126.0 million, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions that can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but are unpredictable and inherently uncertain. Future changes in the judgments, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows due to lower revenue growth rates or lower margins compared to our projections, or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

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

A quantitative impairment test was performed for all the indefinite-lived trade name brands for the years ended December 31, 2024 and 2023, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2024, we have Goodwill of $1,652.0 million and indefinite-lived trade names of $173.9 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes for further information.

Income Taxes

Prior to the Separation, our domestic and foreign operating results were included in the income tax returns of Enovis. We accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns.

We account for income taxes under ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

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

Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $17.1 million and $30.9 million as of December 31, 2024 and 2023, respectively, and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets.

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

Trade receivables are presented net of an allowance for credit losses. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $23.9 million as of December 31, 2024 compared to $25.5 million as of December 31, 2023.

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

Our analyses are based on currently known facts and a number of assumptions. However, projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies and collectability of claims tendered, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded, which could materially affect our financial condition, results of operations or cash flow.

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Refer to Note 15, “Debt” in our Notes included in this Form 10-K for additional information regarding our credit facilities. We are exposed to interest rate risk on the variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the year ended December 31, 2024 would have increased interest expense by approximately $0.9 million. To mitigate our interest risk, in 2022, we entered into two interest rate swaps to hedge $600 million of our floating-rate debt. In 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 loan. As a result, the Company terminated one of these swaps and, as of December 31, 2024 we hedge only $300 million of our floating-rate debt. Refer to Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the year ended December 31, 2024, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. Dollar as of December 31, 2024, would result in a reduction in Equity of approximately $164 million. As of December 31, 2024, we have six fixed-to-fixed cross-currency swaps that are expected to provide a hedge to a portion of our European net asset position. See Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Internal Controls Over Financial Reporting (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	46
Report of Independent Registered Public Accounting Firm - Consolidated and Combined Financial Statements (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	47
Consolidated and Combined Statements of Operations	49
Consolidated and Combined Statements of Comprehensive Income	50
Consolidated Balance Sheets	51
Consolidated and Combined Statements of Equity	52
Consolidated and Combined Statements of Cash Flows	53
Notes to Consolidated and Combined Financial Statements	54
Note 1. Organization and Basis of Presentation	54
Note 2. Summary of Significant Accounting Policies	55
Note 3. Recently Issued Accounting Pronouncements	60
Note 4. Discontinued Operations	61
Note 5. Acquisitions	61
Note 6. Revenue	61
Note 7. Earnings per Share from Continuing Operations	62
Note 8. Income Taxes	63
Note 9. Goodwill and Intangible Assets	67
Note 10. Property, Plant and Equipment, Net	67
Note 11. Inventories, Net	68
Note 12. Leases	68
Note 13. Accrued and Other Liabilities	69
Note 14. Benefit Plans	70
Note 15. Debt	75
Note 16. Derivatives	77
Note 17. Fair Value Measurements	79
Note 18. Equity	81
Note 19. Commitments and Contingencies	85
Note 20. Segment Information	87
Note 21. Related Party Transactions	89
Note 22. Subsequent Events	90

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on Internal Control Over Financial Reporting

We have audited ESAB Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ESAB Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated and combined statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESAB Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated and combined statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Asbestos Liability
Description of the Matter
At December 31, 2024, the Company’s asbestos liability balance was $294.1 million. As discussed in Note 19 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.

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

Tysons, Virginia
February 20, 2025

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2024	2023	2022
Net sales	$2,740,803	$2,774,766	$2,593,480
Cost of sales	1,703,348	1,759,015	1,707,950
Gross profit	1,037,455	1,015,751	885,530
Selling, general and administrative expense	579,778	587,475	533,369
Restructuring and other related charges	10,227	24,110	23,096
Operating income	447,450	404,166	329,065
Pension settlement loss (gain)	12,155	—	(9,136)
Interest expense and other, net	64,890	85,074	37,950
Income from continuing operations before income taxes	370,405	319,092	300,251
Income tax expense	77,348	95,727	69,170
Net income from continuing operations	293,057	223,365	231,081
Loss from discontinued operations, net of taxes	(22,309)	(12,341)	(3,068)
Net income	270,748	211,024	228,013
Income attributable to noncontrolling interest, net of taxes	(5,906)	(5,739)	(4,266)
Net income attributable to ESAB Corporation	$264,842	$205,285	$223,747
Earnings (loss) per share - basic
Income from continuing operations	$4.73	$3.59	$3.75
Loss on discontinued operations	(0.37)	(0.20)	(0.05)
Net income per share - basic	$4.36	$3.39	$3.70
Earnings (loss) per share - diluted
Income from continuing operations	$4.68	$3.56	$3.74
Loss on discontinued operations	(0.37)	(0.20)	(0.05)
Net income per share - diluted	$4.31	$3.36	$3.69

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Net income	$270,748	$211,024	$228,013
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense (benefit) of $6,141, $4,545 and $(2,930)	(108,472)	47,258	(175,719)
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(1,611), $(1,087) and $3,240	(5,554)	(3,732)	11,102
Defined benefit pension and other post-retirement plan activity, net of tax expense (benefit) of $2,458, $2,639 and $(1,840)	8,918	7,338	6,192
Other comprehensive (loss) income	(105,108)	50,864	(158,425)
Comprehensive income	165,640	261,888	69,588
Less: comprehensive income attributable to noncontrolling interest	4,394	5,887	678
Comprehensive income attributable to ESAB Corporation	$161,246	$256,001	$68,910

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share amounts

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$249,358	$102,003
Trade receivables, less allowance for credit losses of $23,850 and $25,477	370,321	385,198
Inventories, net	403,711	392,858
Prepaid expenses	55,665	61,771
Other current assets	69,327	55,890
Total current assets	1,148,382	997,720
Property, plant and equipment, net	298,347	294,305
Goodwill	1,651,993	1,588,331
Intangible assets, net	487,993	499,535
Lease asset - right of use	89,859	95,607
Other assets	357,401	353,131
Total assets	$4,033,975	$3,828,629

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,000	$—
Accounts payable	318,493	306,593
Accrued liabilities	298,558	313,489
Total current liabilities	632,051	620,082
Long-term debt	1,060,739	1,018,057
Other liabilities	532,936	542,833
Total liabilities	2,225,726	2,180,972
Equity:
Common stock - $0.001 par value - Authorized 600,000,000; 60,517,574 and 60,295,634 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	61	60
Additional paid-in capital	1,901,337	1,881,054
Retained earnings	597,180	350,557
Accumulated other comprehensive loss	(729,574)	(624,272)
Total ESAB Corporation equity	1,769,004	1,607,399
Noncontrolling interest	39,245	40,258
Total equity	1,808,249	1,647,657
Total liabilities and equity	$4,033,975	$3,828,629

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts

	Common Stock		Additional Paid-in Capital	Retained Earnings	Former Parent’s Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2022	—	$—	$—	$—	$2,921,623	$(460,888)	$40,993	$2,501,728
Net income	—	—	—	168,310	55,437	—	4,266	228,013
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,420)	(3,420)
Dividends declared ($0.15 per share)	—	—	—	(9,079)	—	—	—	(9,079)
Former Parent Common stock-based award activity	—	—	—	—	1,728	—	—	1,728
Net Transfers from Former Parent, including Separation Adjustments	—	—	4,346	—	70,643	(59,263)	—	15,726
Net consideration paid to Former Parent, in connection with the Separation	—	—	—	—	(1,200,000)	—	—	(1,200,000)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Former Parent	60,034,311	60	1,849,371	—	(1,849,431)	—	—	—
Other comprehensive loss, net of tax benefit of $1,530	—	—	—	—	—	(154,837)	(3,588)	(158,425)
Former Parent Common stock-based award activity	60,414	—	12,187	—	—	—	—	12,187
Balance at December 31, 2022	60,094,725	$60	$1,865,904	$159,231	$—	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	205,285	—	—	5,739	211,024
Dividends declared ($0.23 per share)	—	—	—	(13,959)	—	—	—	(13,959)
Distributions to noncontrolling owners	—	—	—	—	—	—	(3,880)	(3,880)
Other comprehensive income, net of tax expense of $6,097	—	—	—	—	—	50,716	148	50,864
Common stock-based award activity	200,909	—	15,150	—	—	—	—	15,150
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$—	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	264,842	—	—	5,906	270,748
Dividends declared ($0.30 per share)	—	—	—	(18,219)	—	—	—	(18,219)
Distributions and purchases relating to noncontrolling interest	—	—	2,860	—	—	(1,706)	(5,407)	(4,253)
Other comprehensive loss, net of tax expense of $6,988	—	—	—	—	—	(103,596)	(1,512)	(105,108)
Common stock-based award activity	221,940	1	17,423	—	—	—	—	17,424
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$—	$(729,574)	$39,245	$1,808,249

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$270,748	$211,024	$228,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	66,790	75,034	65,978
Stock-based compensation expense	19,780	16,122	12,964
Deferred income tax	(2,601)	(25,408)	(20,199)
Non-cash interest expense	2,886	1,195	1,972
Pension settlement loss (gain)	12,155	—	(9,136)
Changes in operating assets and liabilities:
Trade receivables, net	(4,848)	(6,006)	(8,142)
Inventories, net	(22,495)	17,958	(10,066)
Accounts payable	31,861	(19,819)	(28,794)
Other operating assets and liabilities	(18,877)	60,394	(18,232)
Net cash provided by operating activities	355,399	330,494	214,358
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,779)	(48,178)	(40,243)
Proceeds from sale of property, plant and equipment	3,805	4,600	4,849
Acquisitions, net of cash received	(153,664)	(18,665)	(149,029)
Other investing	(4,058)	—	—
Net cash used in investing activities	(205,696)	(62,243)	(184,423)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	700,000	—	—
Proceeds from borrowings on Term Loans	—	—	1,000,000
Proceeds from borrowings on revolving credit facility and other	205,000	574,150	805,881
Repayments of borrowings on Term Loans	(602,500)	(12,500)	—
Repayments of borrowings on revolving credit facility and other	(237,005)	(763,173)	(585,491)
Payment of debt issuance costs and other	(13,156)	(972)	(6,206)
Payment of dividends	(16,992)	(13,342)	(6,054)
Consideration to Former Parent in connection with the Separation	—	—	(1,200,000)
Distributions to noncontrolling interest holders	(3,678)	(3,880)	(3,420)
Transfers from Former Parent, net	—	—	2,847
Net cash provided by (used in) financing activities	31,669	(219,717)	7,557
Effect of foreign exchange rates on Cash and cash equivalents	(34,017)	(18,555)	(6,677)
Increase in Cash and cash equivalents	147,355	29,979	30,815
Cash and cash equivalents, beginning of period	102,003	72,024	41,209
Cash and cash equivalents, end of period	$249,358	$102,003	$72,024

Supplemental disclosures:
Interest payments, net	$62,280	$79,148	$34,678
Income tax payments, net	$94,525	$132,902	$85,659

See Notes to Consolidated and Combined Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products, workflow solutions and its business management system, ESAB Business Excellence (“EBX”), enables the Company’s purpose of Shaping the world we imagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th week after the end of the prior quarter.

Separation from Enovis

On April 4, 2022 (the “Distribution Date”), Colfax Corporation (“Colfax,” “Enovis” or the “Former Parent”) completed the spin-off of Colfax’s Fabrication Technology business and certain other corporate entities, through a tax-free, pro rata distribution (the “Distribution”) of 90% of the outstanding common stock of ESAB to Colfax stockholders (the spin-off and related distribution, collectively, the “Separation”). To effect the Separation, each Colfax stockholder of record as of close of business on March 23, 2022 received one share of ESAB common stock for every three shares of Colfax common stock held on the record date. As of the year ended December 31, 2022, Enovis no longer owned any of the Company’s outstanding common stock.

In connection with the Separation, on April 4, 2022, ESAB and Enovis entered into a separation and distribution agreement as well as various other related agreements (collectively the “Separation Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and license agreement for EBX. Refer to Note 21, “Related Party Transactions” for further details.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2024, Russia represented approximately 5% of the Company’s total revenue, and approximately $13 million of its Net income. Excluding any goodwill allocation, Russia has approximately 4% of the Company’s total net assets as of December 31, 2024, including approximately $30 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $130 million as of December 31, 2024, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with generally accepted accounting principles in the United States (“GAAP”). The Consolidated and Combined Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The combined financial statements for the period prior to the Separation were derived from Enovis’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with ESAB have been included in the combined financial statements. Prior to the Separation, the combined financial statements also

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
included allocations of certain general, administrative, sales and marketing expenses from Enovis’s corporate office and from other Enovis businesses to the Company and allocations of related assets, liabilities and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis, however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Enovis during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 21, “Related Party Transactions.” Transactions with the Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Net Transfers from Former Parent, including Separation Adjustments” for the year ended December 31, 2022.

For the periods subsequent to April 4, 2022, the financial statements are presented on a consolidated basis and no longer include any allocations of expenses from Enovis, as the Company became a standalone public company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated and Combined Financial Statements include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed to determine whether or not there is a controlling financial interest. The Consolidated and Combined Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as a noncontrolling interest.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

Research and Development Expense

Research and development costs of $39.2 million, $38.8 million and $36.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing activities are recognized as period costs. As of December 31, 2023, cost for a substantial portion of United States inventories was determined using the last-in, first-out (“LIFO”) method. The value of inventory stated on a LIFO basis as of December 31, 2023 was $107.8 million and the valuation of LIFO inventories was made at the end of the year based on inventory levels and costs at that time. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) method.

During the fourth quarter of 2024, the Company changed its inventory costing methodology from the previously disclosed LIFO method to the FIFO method for a portion of its inventory, as of the year ended December 31, 2024 all inventory is valued under FIFO. The Company performed this change because it believes FIFO is preferable given it provides a more consistent method for valuing inventory across the Company, better matches costs with revenues, improves comparability with peers and better reflects the current value of inventory at the balance sheet date. The LIFO expense for the years ended December 31, 2023 and 2022 were $2.1 million and $3.3 million, respectively which are not considered material to the Company’s financial statements. The Company recorded the pre-tax cumulative benefit related to this change in accounting principle of $4.3 million as a reduction of Cost of sales for the year ended December 31, 2024. Since these amounts are immaterial to all periods presented, the impact of this change was not retrospectively reflected in prior years. For further information, refer to Note 11, “Inventories, Net.”

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $41.2 million and $47.6 million as of December 31, 2024 and 2023, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

For the years ended December 31, 2024, 2023 and 2022, a qualitative Goodwill impairment assessment was performed for the three reporting units, all of which indicated no impairment existed and therefore, no impairment charges were recorded for the respective periods. No material events that would represent impairment indicators have occurred subsequent to the performance of the 2024 annual impairment test.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a fair value calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. At the impairment testing date, the first day of the fourth quarter, quantitative impairment tests were performed for all the indefinite-lived trade name brands for the years ended December 31, 2024, 2023 and 2022, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Definite-lived intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. The Company uses accelerated and straight-line methods of amortization with lives ranging from five to thirty years.

The Company assesses its long-lived assets and definite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The Company determined that no significant impairment indicators were evident during the years ended December 31, 2024, 2023 and 2022.

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

Certain interest rate swap agreements are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive loss ("AOCL") with offsetting amounts recorded in the Company’s Consolidated Balance Sheets depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Certain cross-currency swap agreements are designated and qualify as a net investment hedge. The changes in the fair value of these instruments are recorded in AOCL in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. Offsetting amounts are recorded in the Company’s Consolidated Balance Sheets depending on the position and the duration of the contract.

The Company has certain foreign currency contracts that are not designated as hedges. These derivatives are held as offsets to certain balance sheet exposures. The gains or losses on these contracts are recognized in Interest expense and other, net, in the Company’s Consolidated and Combined Statement of Operations.

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

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

Interest Expense and Other, Net

Interest expense and other, net is comprised of interest-bearing deposits of certain foreign subsidiaries, interest costs for the Company’s debt, amortization of debt issuance costs and interest expense of derivatives designated in hedging relationships. In addition, it is comprised of:
•other non-operating expense (income) items, including certain pension-related activities,
•foreign exchange exposure on cash and intercompany positions and interest income or expense on foreign currency contracts not designated in hedging relationships and
•Argentina highly inflationary accounting transaction exchange loss on cash and cash equivalent remeasured into the Brazilian real - the direct parent’s currency.

See “Foreign Currency Exchange Gains and Losses” and “Argentina Highly Inflationary Accounting” policies below for additional information.

Foreign Currency Exchange Gains and Losses

The Company’s Consolidated and Combined Financial Statements are presented in U.S. Dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. The amounts recorded in each year in Foreign currency translation in Equity are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested. Revenues and expenses are translated at average rates of exchange in effect during the year.

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense and other, net in the Consolidated and Combined Statements of Operations for that period.

The following table summarizes the Company’s net foreign transaction gains and losses included within the Consolidated and Combined Statements of Operations.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)(1)
Selling, general and administrative expense	$7,136	$11,389	$2,597
Interest expense and other, net	(158)	1,719	109
Foreign currency transaction loss, net(2)	$6,978	$13,108	$2,706
(1) This table excludes the foreign currency exchange impacts of applying highly inflationary accounting for the Company’s Argentina operations, as described in the “Argentina Highly Inflationary Accounting” paragraph below.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(2) During 2023, the weakening of the Ruble and certain South American currencies drove the increase in the loss on transactions denominated in foreign currencies.

Argentina Highly Inflationary Accounting

Argentina is deemed to have a highly inflationary economy, resulting in the remeasurement of the Company’s Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are recorded in the Company’s Consolidated and Combined Statements of Operations. In December 2023, the Argentine peso significantly devalued due to changes in the foreign currency exchange policy introduced by the Argentine government.

For the year ended December 31, 2024, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $8.9 million, Selling, general and administrative benefit of $0.6 million and Interest expense and other, net loss of $0.3 million.

For the year ended December 31, 2023, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $11.5 million, Selling, general and administrative benefit of $6.7 million and Interest expense and other, net loss of $26.2 million.

For the year ended December 31, 2022, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $6.6 million, Selling, general and administrative expense of $3.3 million and Interest expense and other, net loss of $2.4 million.

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

Accounting Guidance Implemented in 2024

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment reporting by expanding the breadth and frequency of disclosures through incremental information about significant segment expenses. The guidance also requires disclosure of the Chief Operating Decision Maker’s (the “CODM”) position and detail of how the CODM uses financial reporting to assess the segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company has adopted this guidance for the year ending December 31, 2024, and as discussed above, the primary impact is increased disclosure of certain financial information by segment. Refer to Note 20. “Segment Information” for further information on the impact on the Company’s disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
4. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses that it does not have an interest in the ongoing operations. The Company has classified asbestos-related activity included in its Consolidated and Combined Statements of Operations as part of Loss from discontinued operations, net of taxes. This activity consists primarily of expected settlements, legal and administrative expenses associated with the above liabilities. Discontinued operations consist primarily of Selling, general and administrative expense, with an associated tax impact that is considered immaterial. See Note 19, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations was $15.0 million, $15.2 million and $23.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following describes our acquisition activity for the three years ended December 31, 2024.

On October 31, 2024, the Company completed the acquisition of SUMIG Soluções para Solda e Corte Ltda., a South American light automation and equipment business for approximately $68 million, net of cash received, to open market opportunities and expand our portfolio in the Americas. The Company recognized intangible assets and goodwill of approximately $23 million and $37 million, respectively.

On July 2, 2024, the Company completed the acquisition of ESAB Bangladesh Private Limited (formerly known as Linde Industries Private Limited), a leading welding company in Bangladesh, for approximately $69 million, net of cash received, to extend the Company’s position in this fast-growing region. The Company recognized intangible assets and goodwill of approximately $15 million and $46 million, respectively.

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America, for approximately $18 million, net of cash received, to expand our portfolio in the Company’s Americas region.

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for approximately $19 million, net of cash received, to strengthen the Company’s leading global gas control equipment portfolio.

On October 31, 2022, the Company completed the acquisition of Swift Cut Automation Limited, a provider of light industrial cutting systems, for approximately $22 million, net of cash received. This acquisition provides a market-leading automated cutting portfolio.

On October 14, 2022, the Company completed the acquisition of Ohio Medical, LLC, a United States based global leader in oxygen regulators and central gas systems, for approximately $127 million, net of cash received. This acquisition expands the Company’s presence in industrial specialty gas applications and products and broadens the Company’s United States presence. The Company recognized intangible assets and goodwill of approximately $50 million and $60 million, respectively.

6. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the product groups included in the table below.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Equipment	$893,313	$854,949	$740,824
Consumables	1,847,490	1,919,817	1,852,656
Total	$2,740,803	$2,774,766	$2,593,480
The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2024 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2024, 2023 and 2022, total contract liabilities were $26.4 million, $31.2 million and $25.9 million, respectively, and are included in Accrued liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, substantially all amounts included in the contract liability balance at the beginning of the respective year were recognized as revenue in the following year.

The table below summarizes the activity in the Company’s Allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets.

	Year Ended December 31, 2024
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$25,477	$2,248	$(2,423)	$(1,452)	$23,850

7. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends that are considered participating securities. The table below summarizes how the Company allocates earnings to participating securities and computed earnings per share using the two-class method.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$287,151	$217,626	$226,815
Less: distributed and undistributed earnings allocated to nonvested shares	(1,370)	(1,555)	(1,600)
Income from continuing operations attributable to common stockholders	$285,781	$216,071	$225,215
Weighted-average shares of Common stock outstanding – basic	60,427,743	60,233,623	60,054,930
Income per share from continuing operations – basic	$4.73	$3.59	$3.75
Computation of earnings (loss) per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$285,781	$216,071	$225,215
Weighted-average shares of Common stock outstanding – basic	60,427,743	60,233,623	60,054,930
Net effect of potentially dilutive securities(2)	674,320	422,123	98,129
Weighted-average shares of Common stock outstanding – dilution	61,102,063	60,655,746	60,153,059
Net income per share from continuing operations – diluted	$4.68	$3.56	$3.74
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $5.9 million, $5.7 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non performance-based restricted stock units.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

In connection with the Separation, we entered into agreements with the Former Parent, including a Tax Matters Agreement. The Tax Matters Agreement distinguishes between the treatment of tax matters for “joint” filings compared to “separate” and “unitary state” filings prior to the Separation. “Joint” filings are returns, such as the United States federal return, which include operations from both Former Parent legal entities and the Company. By contrast, “separate” filings are tax returns (primarily United States state returns and non-United States returns) that exclusively include either the Former Parent’s or the Company’s operations. “Unitary state” filings are state tax returns, which may include legal entities of both the Company and the Former Parent. In accordance with the Tax Matters Agreement, the Company is liable for and has indemnified the Former Parent against all income tax liabilities involving “separate” and “unitary state” filings for periods prior to the Separation, except to the extent a unitary state filing includes a legal entity of the Former Parent and the adjustment relates to that legal entity. The Company is also liable for fifty percent of all cash taxes paid as a result of any adjustment or redetermination or otherwise in connection with any tax contest relating to any joint return. Additionally, under the Separation Agreement, the Company is responsible for any tax indemnity related to the discontinued operations by the Former Parent.

Income from continuing operations before income taxes and Income tax expense consisted of the following per the table below.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$50,212	$37,364	$(19,234)
Foreign operations	320,193	281,728	319,485
	$370,405	$319,092	$300,251
Income tax expense:
Current:
Federal	$15,717	$18,034	$8,928
State	2,635	3,760	2,451
Foreign	58,761	99,036	77,728
	77,113	120,830	89,107
Deferred:
Federal	2,489	(11,897)	(7,501)
State	(126)	(1,341)	358
Foreign	(2,128)	(11,865)	(12,794)
	235	(25,103)	(19,937)
	$77,348	$95,727	$69,170

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company’s Income tax expense differs from the amount that would be computed by applying the United States federal statutory rate as follows in the table below.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Taxes calculated at the United States federal statutory rate	$77,785	$67,010	$63,053
State taxes	1,956	1,630	2,809
Effect of tax rates on international operations	1,823	1,548	(9,010)
Changes in tax reserves	(4,206)	10,753	(350)
Research and development tax credits	(980)	(714)	(542)
Effect of United States taxation on international operations	5,239	1,527	310
Permanent differences, net	(4,061)	10,077	7,209
Provision to return	(8,350)	703	(7,055)
Withholding taxes	6,634	11,172	12,133
Capital gain	—	—	(3,655)
Valuation Allowance	(761)	(12,308)	4,503
Other	2,269	4,329	(235)
Income tax expense	$77,348	$95,727	$69,170

For the year ended December 31, 2024, the Company’s effective rate of 20.9% differs from the United States federal statutory rate of 21% due to favorable impacts from an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction, favorable changes in tax reserves primarily related to a final ruling in a tax case in a foreign jurisdiction, partially offset by withholding taxes. The Company’s effective tax rate of 30.0% for the year ended December 31, 2023 differed from the United States federal statutory rate of 21% due to changes in tax reserves, permanent differences relating to foreign subsidiaries and withholding taxes, partially offset by the favorable impact from changes in valuation allowances. The Company’s effective tax rate of 23.0% for the year ended December 31, 2022 differed from the United States federal statutory rate of 21% due to the impact of withholding taxes and permanent differences relating to foreign subsidiaries, partially offset by the favorable impact of the jurisdictional mix of income. Certain countries in which we operate have adopted Pillar Two legislation effective January 1, 2024. Pillar Two did not have a material impact on our 2024 effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets. The table below shows the temporary differences that gave rise to the significant components of deferred tax assets and liabilities.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,229	$1,350
Expenses currently not deductible	59,518	52,526
Net operating loss carryforward	86,716	107,395
Tax credit carryforward	5,137	4,581
Depreciation and amortization	4,286	7,404
Inventory	10,795	12,238
Capitalized R&D costs	20,556	18,178
Leases	21,490	23,987
Other	—	2,867
Valuation allowance	(65,007)	(79,355)
Deferred tax assets, net	$144,720	$151,171

Deferred tax liabilities:
Depreciation and amortization	$(125,227)	$(120,055)
Leases	(22,084)	(23,987)
Outside basis differences and other	(87,434)	(79,985)
Total deferred tax liabilities	(234,745)	(224,027)
Total deferred tax liabilities, net	$(90,025)	$(72,856)

Deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets on a net jurisdictional basis as broken out in the table below.

	December 31,
	2024	2023
	(In thousands)
Other assets	$44,816	$46,602
Other liabilities	(134,841)	(119,458)
Deferred tax liability, net	$(90,025)	$(72,856)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2024, the valuation allowance decreased from $79.4 million to $65.0 million primarily due to a net decrease in the valuation allowance and underlying deferred tax balance of $12.5 million. The decrease related to changes in the underlying deferred balances primarily relates to the reversal of the valuation allowance and the associated deferred balances in connection with a legal entity rationalization. In determining how much of the relevant deferred tax asset could be realized on a more likely than not basis, consideration was given to tax planning strategies and, when applicable, future taxable income.

The Company has United States federal net operating loss carryforwards of $5.1 million as of December 31, 2024 expiring in years 2029 through 2036. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2024 the Company also has $331.1 million foreign net operating loss carryforwards primarily in the United Kingdom, Germany and the Netherlands that may be subject to local tax restriction limitations. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

During the year ended December 31, 2024, the Company has not made any material changes to its indefinite reinvestment assertion with respect to earnings reinvested in its foreign operations. The majority of our global unremitted foreign earnings have been taxed or would be exempt from United States tax upon repatriation. The Company has made no provision for United States income taxes or additional non-United States taxes on certain undistributed earnings or outside basis differences of non-United States subsidiaries in which the Company remains indefinitely reinvested. A portion of these undistributed earnings may

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
be subject to foreign and United States tax consequences upon remittance. The Company cannot practically estimate the amount of additional taxes that might be payable on those undistributed earnings.

The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). This liability for such uncertain tax positions includes the amount of benefit included in (i) its previously filed income tax returns and (ii) its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated and Combined Financial Statements. The Company’s total unrecognized tax benefits were $17.1 million, $30.9 million and $20.2 million as of December 31, 2024, 2023 and 2022, respectively, inclusive of $4.7 million, $12.1 million and $5.6 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense, which was a benefit of $6.2 million, an expense of $7.9 million and a benefit of $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The table below includes a reconciliation of the beginning and ending amount of gross unrecognized tax benefits (inclusive of associated interest and penalties).

(In thousands)
Balance, January 1, 2022	$37,681
Addition for tax positions taken in prior periods	1,971
Addition for tax positions taken in the current period	1,171
Reductions related to settlements with taxing authorities	(922)
Reductions resulting from a lapse of applicable statute of limitations	(2,801)
Other, including the impact of foreign currency translation and United States tax rate changes	(16,897)
Balance, December 31, 2022	20,203
Addition for tax positions taken in prior periods	13,514
Reductions related to settlements with taxing authorities	(4,160)
Transfer from Former Parent, impact of foreign currency translation and other	(473)
Other, including the impact of foreign currency translation and United States tax rate changes	1,787
Balance, December 31, 2023	30,871
Addition for tax positions taken in prior periods	6,436
Reductions for tax positions taken in prior periods	(7,825)
Reductions related to settlements with taxing authorities	(9,255)
Reductions resulting from a lapse of applicable statute of limitations	(51)
Other, including the impact of foreign currency translation	(3,092)
Balance, December 31, 2024	$17,084

The Company files numerous group and separate tax returns in Unites States federal and state jurisdictions, as well as international jurisdictions. The Company is routinely examined by various United States and non-United States taxing authorities. The Company is subject to audit by the United States, various states and foreign jurisdictions. In accordance with the Tax Matters Agreement with Former Parent, the Company is the primary obligor for (i) ESAB separate company state returns for all periods; (ii) unitary state returns that include only ESAB legal entities for all periods; and (iii) ESAB separate foreign returns for all periods.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
9. Goodwill and Intangible Assets

The following table summarizes Goodwill activity by segment for the years ended December 31, 2024 and 2023.

	Americas	EMEA & APAC	Total
	(In thousands)
Balance, January 1, 2023	$585,845	$943,922	$1,529,767
Goodwill attributable to acquisition	1,664	13,912	15,576
Impact of foreign currency translation	2,366	40,622	42,988
Balance, December 31, 2023	589,875	998,456	1,588,331
Goodwill attributable to acquisitions	44,505	46,691	91,196
Impact of foreign currency translation	(4,675)	(22,859)	(27,534)
Balance, December 31, 2024	$629,705	$1,022,288	$1,651,993

The following table summarizes the Company’s Intangible assets, excluding Goodwill.

	December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets:
Trade names	$173,912	$—	$185,301	$—
Definite-Lived Intangible Assets:
Customer relationships	506,226	(248,920)	496,483	(231,848)
Technology	71,912	(55,539)	73,288	(55,288)
Trade names	28,878	(11,832)	23,966	(10,983)
Software	78,122	(62,391)	80,203	(61,920)
Other intangible assets	30,424	(22,799)	22,878	(22,545)
	$889,474	$(401,481)	$882,119	$(382,584)

Amortization expense related to intangible assets of $36.0 million, $39.7 million and $35.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations.

The Company’s expected annual amortization expense for acquired intangible assets for the next five years is as follows.

December 31, 2024
(In thousands)
2025	$30,754
2026	29,231
2027	25,626
2028	22,828
2029	21,399

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2024	2023
	(In years)	(In thousands)
Land	n/a	$14,484	$15,095
Buildings and improvements	5-40	176,077	178,682
Machinery and equipment	3-15	409,045	394,318
		599,606	588,095
Accumulated depreciation		(301,259)	(293,790)
		$298,347	$294,305

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $30.6 million, $30.0 million and $29.5 million, respectively.

11. Inventories, Net

	December 31,
	2024	2023
	(In thousands)
Raw materials	$151,248	$156,583
Work in process	41,698	43,561
Finished goods	251,994	244,580
	444,940	444,724
LIFO reserve	—	(4,279)
Less: allowance for excess, slow-moving and obsolete inventory	(41,229)	(47,587)
	$403,711	$392,858

At December 31, 2023, approximately 27.4% of total inventories were valued using the LIFO method. During 2024, the Company changed its costing methodology to only using FIFO method, as the Company believes FIFO is preferable given it provides a more consistent method for valuing inventory across the Company, better matches costs with revenues, improves comparability with peers and better reflects the current value of inventory at the balance sheet date. Therefore, the Company recorded the pre-tax cumulative benefit related to this change in accounting principle of $4.3 million as a reduction of Cost of sales for the year ended December 31, 2024. Refer to Note 2, “Summary of Significant Accounting Policies” for further information regarding this change in accounting policy.

12. Leases

The Company leases certain office spaces, warehouses, production facilities, vehicles and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset is recorded on the Consolidated Balance Sheets, with the current lease liability being included in Accrued liabilities and noncurrent lease liability being included in Other liabilities. Operating lease expense was $24.9 million, $25.4 million and $21.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

December 31, 2024
(In thousands)
Future lease payments by year:
2025	$24,478
2026	17,555
2027	12,403
2028	9,861
2029	8,438
Thereafter	25,628
Total	98,363
Less: present value discount	(10,862)
Present value of lease liabilities	$87,501
Weighted-average remaining lease term (in years):
Operating leases	6.18
Weighted-average discount rate:
Operating leases	4.4%

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
13. Accrued and Other Liabilities

The table below includes a summarized breakout of Accrued and Other liabilities in the Consolidated Balance Sheets.

	December 31, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$46,395	$151,642	$45,681	$144,662
Compensation and related benefits	80,451	48,350	97,052	52,589
Asbestos liability	40,779	253,287	32,908	234,796
Contract liability	26,390	—	31,248	—
Lease liability	21,459	66,042	22,794	76,609
Warranty liability	12,794	—	12,606	—
Third-party commissions	17,346	—	18,711	—
Restructuring liability	4,732	374	5,345	354
Accrued interest	8,077	—	711	—
Other	40,135	13,241	46,433	33,823
	$298,558	$532,936	$313,489	$542,833

The table below summarizes the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated Balance Sheets.

	Year Ended December 31,
	2024	2023
	(In thousands)
Warranty liability, beginning of period	$12,606	$12,946
Accrued warranty expense	10,570	5,794
Changes in estimates related to pre-existing warranties	1,624	3,097
Cost of warranty service work performed	(11,426)	(10,710)
Foreign exchange translation effect and other	(580)	1,479
Warranty liability, end of period	$12,794	$12,606

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. The table below summarizes the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

	Year Ended December 31, 2024
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,595	$4,538	$(5,288)	$—	$3,845
Facility closure costs and other(2)	1,104	5,689	(5,112)	(420)	1,261
	$5,699	$10,227	$(10,400)	$(420)	$5,106
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$4,910	$10,017	$(10,223)	$(109)	$4,595
Facility closure costs(2)	2,908	8,637	(10,483)	42	1,104
Subtotal	$7,818	18,654	$(20,706)	$(67)	$5,699
Non-cash charges(3)		5,456
		$24,110
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expenses and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes impairment of long-lived assets in connection with the closure and optimization of facilities and product lines.

14. Benefit Plans

The Company sponsors various defined benefit plans and other post-retirement benefits plans, including health and life insurance, for certain eligible employees or former employees. The other post-retirement benefit plans are immaterial. The Company uses December 31st as the measurement date for all of its employee benefit plans.

During the year ended December 31, 2024, the Company recognized a non-cash pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan. During the year ended December 31, 2022, the Company recognized a Pension settlement gain of $9.1 million related to a completed buy-out of a foreign defined benefit plan by a third party plus the merger of two Company pension plans resulting in one plan benefiting from the surplus assets in the other plan. These amounts are reflected in the Pension settlement loss (gain) line item in the Consolidated and Combined Statements of Operations.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the total changes in the Company’s total and foreign pension benefits and plan assets and includes a statement of the plans’ funded status.

	All Pension Benefits		Foreign Pension Benefits
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$242,743	$256,022	$99,215	$99,401
Service cost	1,429	1,439	1,429	1,439
Interest cost	8,828	11,170	2,576	4,148
Plan amendments	(9)	175	(9)	175
Actuarial (gain) loss	(5,945)	802	1,178	335
Foreign exchange effect	(5,386)	4,079	(5,386)	4,079
Benefits paid	(21,242)	(27,720)	(4,561)	(7,138)
Settlements	(31,583)	(3,584)	(31,583)	(3,584)
Other	1,039	360	1,039	360
Projected benefit obligation, end of year	189,874	242,743	63,898	99,215
Accumulated benefit obligation, end of year	$186,689	$239,578	$60,713	$96,049
Change in plan assets:
Fair value of plan assets, beginning of year	$211,472	$219,050	$65,278	$70,821
Actual return on plan assets	12,389	19,651	2,024	1,262
Employer contributions(1)	4,309	(857)	4,175	(1,015)
Foreign exchange effect	(2,028)	3,162	(2,028)	3,162
Benefits paid	(21,242)	(27,720)	(4,561)	(7,138)
Settlements	(43,283)	(2,505)	(43,283)	(2,505)
Other	289	691	289	691
Fair value of plan assets, end of year	161,906	211,472	21,894	65,278
Funded status, end of year	$(27,968)	$(31,271)	$(42,004)	$(33,937)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Non-current assets	$17,228	$17,300	$2,072	$13,426
Current liabilities	(3,113)	(3,186)	(2,979)	(3,052)
Non-current liabilities	(42,083)	(45,385)	(41,097)	(44,311)
	$(27,968)	$(31,271)	$(42,004)	$(33,937)
(1) The employer contribution amount for the year ended December 31, 2023 includes a refund of assets totaling $5.1 million to the Company arising from a completed wind up of a foreign defined benefit plan.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $49.3 million and $6.3 million, respectively, as of December 31, 2024 and $50.7 million and $3.9 million, respectively, as of December 31, 2023. For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $52.4 million and $7.2 million, respectively, as of December 31, 2024 and $55.6 million and $7.0 million, respectively, as of December 31, 2023.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Expected contributions to the Company’s pension benefit plans for the year ending December 31, 2025 are $4.5 million. The table below includes the benefit payments that are expected to be paid during each respective fiscal year.

	Pension Benefits
	All Plans	Foreign Plans
	(In thousands)
2025	$19,136	$5,735
2026	18,347	5,368
2027	17,986	5,455
2028	17,243	5,133
2029	16,917	5,309
2030 - 2034	76,386	26,156

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

The table below shows the actual allocation percentages for the Company’s pension plan assets.

	Actual Asset Allocation December 31,
	2024	2023
United States Plans:
Equity securities:
United States	37%	38%
International	13%	12%
Fixed income	50%	49%
Cash and cash equivalents	0%	1%
Foreign Plans:
Equity securities	4%	1%
Fixed income securities	15%	48%
Cash and cash equivalents	1%	1%
Insurance contracts	44%	38%
Investment funds(1)	36%	12%

(1) Represents various fixed income and equity securities.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s pension plan assets for each fair value hierarchy level for the periods presented (see Note 17, “Fair Value Measurements” for further description of the levels within the fair value hierarchy).

	December 31, 2024					December 31, 2023
	Measured at Net Asset Value (1)	Level One	Level Two	Level Three	Total	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)					(In thousands)
United States Plans:
Cash and cash equivalents	$—	$379	$—	$—	$379	$—	$1,237	$—	$—	$1,237
Equity securities:
United States large cap	28,803	—	—	—	28,803	29,289	—	—	—	29,289
United States small/mid cap	9,456	13,481	—	—	22,937	10,130	16,033	—	—	26,163
International	17,566	—	—	—	17,566	18,078	—	—	—	18,078
Fixed income mutual funds:
United States government and corporate	69,152	—	—	—	69,152	70,283	—	—	—	70,283
Other	—	1,175	—	—	1,175	—	1,145	—	—	1,145
Foreign Plans:
Cash and cash equivalents(2)	—	238	—	—	238	—	547	—	—	547
Equity securities	—	904	—	—	904	—	921	—	—	921
Non-United States government and corporate bonds	—	3,198	—	—	3,198	—	31,147	—	—	31,147
Insurance contracts	—	—	9,608	—	9,608	—	—	24,592	—	24,592
Investment funds	—	—	7,919	—	7,919	—	—	8,050	—	8,050
Other	—	—	27	—	27	—	—	20	—	20
	$124,977	$19,375	$17,554	$—	$161,906	$127,780	$51,030	$32,662	$—	$211,472
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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the components of net periodic benefit (income) cost and Other comprehensive income of the Company’s total and foreign defined benefit pension plans.

	All Pension Benefits			Foreign Pension Benefits
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(In thousands)
Components of Net Periodic Benefit Cost (Income):
Service cost	$1,429	$1,439	$1,684	$1,429	$1,439	$1,684
Interest cost	8,828	11,170	5,874	2,576	4,148	2,161
Amortization	1,634	1,206	4,313	130	40	687
Settlement loss (gain)	12,155	—	(9,114)	12,155	—	(9,114)
Other	(179)	—	92	(179)	(331)	92
Expected return on plan assets	(9,410)	(11,391)	(11,519)	(1,038)	(2,475)	(2,063)
Net periodic benefit cost (income)	$14,457	$2,424	$(8,670)	$15,073	$2,821	$(6,553)
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:
Transfer from Former Parent(1)	$—	$—	$53,134	$—	$—	$—
Current year net actuarial (gain) loss	(9,598)	(7,021)	949	(483)	1,984	(12,262)
Current year prior service cost	(9)	175	862	(9)	175	862
Less amounts included in net periodic benefit cost:
Amortization of net (loss)	(1,676)	(1,575)	(4,340)	(172)	(78)	(714)
Settlement / divestiture / other loss	(455)	(1,079)	(67)	(454)	(1,079)	(67)
Amortization of prior service cost	42	38	(1,067)	42	38	(1,067)
Total recognized in Other comprehensive income	$(11,696)	$(9,462)	$49,471	$(1,076)	$1,040	$(13,248)
(1)As part of the Separation, certain United States defined benefit plans, formerly sponsored by the Former Parent were transferred to the Company as of March 21, 2022 (“Transfer Date”).

Each component of net periodic benefit cost (income) is included in the Company’s Consolidated and Combined Statements of Operations for the years ended December 31, 2024, 2023 and 2022. Service cost is included within Selling, general and administrative expense with the non-service costs net of expected return on plan assets and settlement loss (gain) included within Interest expense and other, net. Settlement loss (gain) is recorded within Pension settlement loss (gain) on the Company’s Consolidated and Combined Statement of Operations.

The table below shows the components of net unrecognized pension benefit cost included in AOCL in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost.

	Pension Benefits
	December 31,
	2024	2023
	(In thousands)
Net actuarial loss	$49,917	$61,573
Prior service income	(122)	(81)
	$49,795	$61,492

The key economic assumptions used in the measurement of the Company’s pension benefits are included in the table below.

	Pension Benefits
	December 31,
	2024	2023
Weighted-average discount rate:
All plans	4.8%	4.4%
Foreign plans	3.7%	3.9%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.1%	3.1%

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

The key economic assumptions used in the computation of net periodic benefit cost are as included in the table below.

	Pension Benefits
	Year Ended December 31,
	2024	2023	2022
Weighted-average discount rate:
All plans	4.4%	4.6%	2.2%
Foreign plans	3.9%	4.3%	1.9%
Weighted-average expected return on plan assets:
All plans	5.1%	5.0%	4.8%
Foreign plans	4.4%	4.1%	3.2%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.1%	3.2%	3.2%

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

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2024, 2023 and 2022 was $7.5 million, $7.6 million and $8.7 million, respectively.

15. Debt

The table below shows the components of the Company’s debt.

	December 31,
	2024	2023
	(In thousands)
Term loans	$385,000	$987,500
Senior unsecured notes	700,000	—
Revolving credit facility	—	32,000
Total debt	1,085,000	1,019,500
Current portion of long-term debt	(15,000)	—
Unamortized deferred financing fees	(9,261)	(1,443)
Long-term debt	$1,060,739	$1,018,057

Senior Notes, Term Loans and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”) in connection with the Separation. The Credit Agreement initially consisted of a $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027, a Term A-1 loan with an initial aggregate principal amount of $400 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027 and a $600 million 364-day senior term loan facility (the “Term Loan A-2 Facility”) with a maturity date of April 3, 2023. The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility,” collectively the “Term Facilities” with the Term A-1 Facility and Term A-2 Facility) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility.

On April 9, 2024, the Company issued $700 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”) governed by an indenture (the “Indenture”). The Senior Notes have a contractual maturity interest rate of 6.25% and maturity date of April 15, 2029. The Company used the net proceeds from the Senior Notes to pay off its Term Loan A-3 Facility and pay fees associated with the offering.

As of December 31, 2024, the Credit Agreement and the Indenture consist of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027 with zero dollars drawn;

•A Term A-1 Facility with an aggregate principal amount of $385 million, with maturity dates through April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million with a maturity date of April 15, 2029.

The Credit Agreement and the Indenture contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of December 31, 2024. The Credit Agreement and the Indenture contain various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A-1 Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement and the Senior Notes.
Loans made under the Term A-1 Facility will bear interest, at the election of the Company, at either the base rate (as defined in the Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) plus an adjustment (as defined in the Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in Euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the Credit Agreement Amendment), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into interest rate and cross-currency swap agreements. Refer to Note 16, “Derivatives” for additional information.

As of December 31, 2024, the weighted-average interest rate of borrowings under the Credit Agreement and the Indenture was 5.24%, including the net impact from the interest rate and cross-currency swaps and excluding accretion of deferred financing fees, and there was $750 million of borrowing capacity available on the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company currently has in place that the Company has used from time to time in the past for short-term working capital needs.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The Company is party to letter of credit facilities with an aggregate capacity of $107.0 million. Total letters of credit of $27.2 million were outstanding as of December 31, 2024.
Deferred Financing Fees

In total, the Company had deferred financing fees of $9.9 million included in its Consolidated Balance Sheets as of December 31, 2024, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Facilities and Senior Notes noted above will be amortized over the contractual term of the related facility and the costs associated with these will be amortized over the life of the Credit Agreement or the Indenture, respectively. Of the $9.9 million, $0.6 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $9.3 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within Long-term debt.

Other

The Company’s minimum principal payments for the next five years are broken out in the table below.

December 31, 2024
(in thousands)
2025	$15,000
2026	20,000
2027	350,000
2028	—
2029	700,000
Total debt(1)	$1,085,000

(1)Total debt excludes $9.3 million of related unamortized deferred financing fees.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of December 31, 2024. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts was $600 million, maturing in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company.

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 15, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in AOCL and is being recognized in earnings over the period the originally forecasted hedged transaction impacts earnings. The remaining $300 million swap is expected to continue to be hedged against the remaining floating-rate debt.

For the remaining swap, the spread was 1.250% as of December 31, 2024. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This interest rate swap agreement is designated and qualifies as a cash flow hedge and as such, the gain or

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
loss on the derivative instrument due to the change in fair value is reported as a component of AOCL and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The Company did not have any ineffectiveness related to cash flow hedges during the year ended December 31, 2024.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

The Company expects a gain of $0.7 million, net of tax, related to interest rate swap agreements to be reclassified from AOCL to earnings through such agreement’s maturity in April 2025 as the hedged transactions are realized. The expected gain to be reclassified is based on current forward rates in active markets as of December 31, 2024.

The table below shows the effects of designated cash flow hedges on the Company’s Consolidated and Combined Statements of Operations.

		Year Ended December 31,
Derivative type	(Gain) recognized in the Consolidated and Combined Statements of Operations	2024	2023
		(In thousands)
Interest rate swap agreement(s)	Interest expense and other, net	$(9,104)	$(11,053)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements, set to mature in April 2025, to partially hedge its net investment in its Euro denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements included provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and were designated and qualify as a net investment hedge. These contracts had a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million.

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

The changes in the spot rate of these instruments are recorded in AOCL in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Combined Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCL related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2024.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Combined Statements of Cash Flows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The table below shows the effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Combined Statements of Operations.

		Year Ended December 31,
Derivative type	(Gain) recognized in the Consolidated and Combined Statements of Operations	2024	2023

Cross currency-swap agreements	Interest expense and other, net	$(4,687)	$(4,779)

The table below shows the fair value of the derivatives recognized in the Company’s Consolidated Balance Sheets.

	December 31, 2024		December 31, 2023
Designated as hedging instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$1,830	$—	$22,232	$—
Interest rate swap agreement(s)	—	842	—	9,522
Total	$1,830	$842	$22,232	$9,522

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of December 31, 2024 and December 31, 2023, the Company had foreign currency contracts related to purchases and sales with notional values of $178.7 million and $232.5 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Company’s Consolidated Balance Sheets.

	December 31, 2024		December 31, 2023
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$379	$255	$596	$1,088

The amounts in the table above as of December 31, 2024 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.4 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Combined Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Year Ended December 31,
Foreign currency contracts	2024	2023	2022
	(In thousands)
Change in unrealized (loss) gain	$(616)	$(1,023)	$1,338
Realized gain (loss)(1)	$1,490	$(2,928)	$(17,601)
(1) The year ended December 31, 2022 includes realized losses relating to certain corporate entities contributed to ESAB Corporation that are reflected within Interest expense and other, net, in the Consolidated and Combined Statements of Operations. These realized losses are offset by unrealized gains which are also reflected within Interest expense and other, net, in the Consolidated and Combined Statements of Operations.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is in the table below (see Note 14, “Benefit Plans” for classification of the assets of the Company’s benefit plans within the fair value hierarchy).

	December 31, 2024				December 31, 2023
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$8,990	$—	$—	$8,990	$6,027	$—	$—	$6,027
Foreign currency contracts	—	657	—	657	—	2,261	—	2,261
Interest rate swap agreement	—	842	—	842	—	9,522	—	9,522
Deferred compensation plans	—	5,242	—	5,242	—	3,488	—	3,488
	$8,990	$6,741	$—	$15,731	$6,027	$15,271	$—	$21,298

Liabilities:
Foreign currency contracts	$—	$781	$—	$781	$—	$1,769	$—	$1,769
Cross-currency swap agreements	—	1,830	—	1,830	—	22,232	—	22,232
Deferred compensation plans	—	5,242	—	5,242	—	3,488	—	3,488
	$—	$7,853	$—	$7,853	$—	$27,489	$—	$27,489

The Company’s cash equivalents consist of investments in foreign interest-bearing deposit accounts and foreign money market mutual funds that are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement(s) using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the year ended December 31, 2024, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 16, “Derivatives” for additional information.

There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Trade receivables, net as of December 31, 2024 and 2023.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
18. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the year ended December 31, 2024. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of AOCL including reclassifications out of AOCL for the years ended December 31, 2024, 2023 and 2022. All amounts are net of tax and noncontrolling interest, if any.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at January 1, 2022	$(21,196)	$(439,692)	$—	$—	$(460,888)
Other comprehensive (loss) income before reclassifications:
Amounts contributed by Former Parent(2)	(50,504)	(8,759)	—	—	(59,263)
Net actuarial gain	113	—	—	—	113
Foreign currency translation adjustment	1,712	(82,351)	(8,336)	—	(88,975)
Loss on long-term intra-entity foreign currency transactions	—	(83,105)	—	—	(83,105)
Unrealized gain on cash flow hedges	—	—	—	10,782	10,782
Other comprehensive (loss) income before reclassifications	(48,679)	(174,215)	(8,336)	10,782	(220,448)
Amounts reclassified from Accumulated other comprehensive loss((1)(3)	6,028	—	—	320	6,348
Net current period Other comprehensive (loss) income	(42,651)	(174,215)	(8,336)	11,102	(214,100)
Balance at December 31, 2022	(63,847)	(613,907)	(8,336)	11,102	(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	8,969	—	—	—	8,969
Foreign currency translation adjustment	(3,285)	(11,143)	(8,879)	—	(23,307)
Gain on long-term intra-entity foreign currency transactions	—	70,428	—	—	70,428
Unrealized gain on cash flow hedges	—	—	—	4,834	4,834
Other comprehensive income (loss) before reclassifications	5,684	59,285	(8,879)	4,834	60,924
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	(1,642)	—	—	(8,566)	(10,208)
Net current period Other comprehensive income (loss)	4,042	59,285	(8,879)	(3,732)	50,716
Balance at December 31, 2023	(59,805)	(554,622)	(17,215)	7,370	(624,272)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	9,069	—	—	—	9,069
Foreign currency translation adjustment	530	(137,599)	15,968	—	(121,101)
Gain on long-term intra-entity foreign currency transactions	—	14,136	—	—	14,136
Unrealized gain on cash flow hedges	—	—	—	4,426	4,426
Other comprehensive income (loss) before reclassifications	9,599	(123,463)	15,968	4,426	(93,470)
Amounts reclassified from Accumulated other comprehensive loss(1)(3)	(146)	—	—	(9,980)	(10,126)
Purchase related to noncontrolling interest	—	(1,706)	—	—	(1,706)
Net current period Other comprehensive income (loss)	9,453	(125,169)	15,968	(5,554)	(105,302)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost. See Note 14, “Benefit Plans” for additional details.
(2) Includes unrecognized pension and other post-retirement costs and accumulated currency translation adjustments of certain entities that were part of the Corporate segment of the Former Parent and were transferred to ESAB Corporation in anticipation of the Separation.
(3) The amounts on this line within the Cash Flow Hedges column are a component of Interest expense and other, net. See Note 16, “Derivatives,” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Share-Based Payments

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

Stock Options

 Under the Stock Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s common stock on the date of grant. Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the entire award. For the year ended December 31, 2024, the Stock-based compensation expense for the stock option awards was $2.7 million. As of December 31, 2024, the Company had $2.4 million of unrecognized compensation expense related to stock option awards that will be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

During the year ended December 31, 2023 and 2022, the Company granted certain employees performance-based restricted stock units (“PRSUs”), the vesting of which is fully based on company specific performance metrics over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. These PRSUs are valued at the market value of a share of common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The ultimate payout of PRSUs with a performance metric adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. During the year ended December 31, 2024, the Company granted certain employees PRSUs, the calculation of the final achievement of which is based on Company-specific performance metrics as well as a modifier for the Company’s total shareholder return ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The related compensation expense for each of the awards is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2024, the Stock-based compensation expense for the PRSUs was $5.7 million.

Under the Stock Plan, the Compensation Committee may also award RSUs to select executives, employees and outside directors, which typically vest over three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the terms and conditions of each award, including any restriction period and other criteria applicable to the awards. For the year ended December 31, 2024, the Stock-based compensation expense for the RSUs was $11.4 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The activity of the Company’s PRSUs and RSUs is included in the table below.

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2023	143,875	$55.86	464,730	$55.21
Granted	56,767	100.33	122,155	95.23
Vested	—	—	(191,802)	56.54
Forfeited and expired	—	—	(21,463)	65.79
Balance at December 31, 2024	200,642	$68.44	373,620	$67.02

The fair value of shares vested during the year ended December 31, 2024 was $10.7 million. As of December 31, 2024, the Company had $18.5 million of unrecognized compensation expense related to PRSU and RSU awards that will be recognized over a weighted-average period of 1.8 years.

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of the Company’s, or Former Parent’s, subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined, except for 2024 when they have been substantially even versus prior year. The Company expects fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Asbestos-related claims activity since December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2024	2023
	(Number of claims)
Claims unresolved, beginning of period	13,648	14,106
Claims filed(1)	5,005	4,627
Claims resolved(2)	(4,895)	(5,085)
Claims unresolved, end of period	13,758	13,648
	(In dollars)
Average cost of resolved claims(3)	$10,574	$9,524
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.
(3) Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

The Company’s Consolidated Balance Sheets include the amounts related to asbestos-related litigation shown in the table below.

	December 31,
	2024	2023
	(In thousands)
Long-term asbestos insurance asset(1)	$234,951	$221,489
Long-term asbestos insurance receivable(1)	16,961	17,868
Accrued asbestos liability(2)	40,779	32,908
Long-term asbestos liability(3)	$253,287	$234,796
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
(3) Included in Other liabilities in the Consolidated Balance Sheets.

Management’s analyses are based on currently known facts and assumptions. Projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded that could materially affect the Company’s financial condition, results of operations or cash flow. From time to time, other asbestos allegations related to former businesses of the Former Parent are brought against the Company. Management currently believes no loss is probable or estimable for these other matters.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had $143.3 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2025.

20. Segment Information

ESAB is a focused industrial compounder. Our rich history of innovating products, workflow solutions and our business system, EBX, enables our purpose of Shaping the world we imagineTM.. Our products include fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

The Company’s management considers its Chief Operating Decision Maker (“CODM”) as Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segments, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement loss (gain), Restructuring and other related charges, Separation costs, Acquisition - amortization and other related charges and Depreciation and other amortization. Segment results reflect the allocation of corporate overhead costs, which primarily consist of Selling, general and administrative expense.

The Company’s segment results are included in the table below.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net sales(1):
Americas	$1,176,745	$1,214,998	$1,128,306
EMEA & APAC	1,564,058	1,559,768	1,465,174
	$2,740,803	$2,774,766	$2,593,480
Cost of sales:
Americas	$711,082	$760,134	$752,641
EMEA & APAC	992,266	998,881	955,309
	$1,703,348	$1,759,015	$1,707,950
Allocated corporate overhead operating expense:
Americas	$64,517	$64,668	$55,328
EMEA & APAC	97,807	103,984	85,527
	$162,324	$168,652	$140,855
Other operating expense:
Americas	$161,946	$165,454	$131,760
EMEA & APAC	184,411	180,543	176,161
	$346,357	$345,997	$307,921
Adjusted EBITDA(2):
Americas	$239,200	$224,742	$188,577
EMEA & APAC	289,574	276,360	248,177
	$528,774	$501,102	$436,754
Depreciation, amortization and other impairment charges:
Americas	$31,193	$34,589	$29,281
EMEA & APAC	35,978	40,445	36,697
	$67,171	$75,034	$65,978
Capital expenditures:
Americas	$22,648	$21,576	$18,005
EMEA & APAC	29,131	26,602	22,238
	$51,779	$48,178	$40,243

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(1) For the years ended December 31, 2024, 2023 and 2022, the total Net sales originating from the United States were $595.6 million, $619.1 million and $583.0 million, respectively.
(2) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income from continuing operations	$293,057	$223,365	$231,081
Income tax expense	77,348	95,727	69,170
Interest expense and other, net	64,890	85,074	37,950
Pension settlement loss (gain)	12,155	—	(9,136)
Restructuring and other related charges(1)	10,227	24,110	23,096
Separation costs(2)	—	—	15,545
Acquisition - amortization and other related charges(3)	34,479	36,851	34,196
Depreciation and other amortization	36,618	35,975	34,852
Adjusted EBITDA	$528,774	$501,102	$436,754
(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes non-recurring charges and employee costs related to the planning and execution of the Separation within the Selling, general and administrative expense line within the Consolidated and Combined Statements of Operations.
(3) Includes transaction expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

	December 31,
	2024	2023
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	28,885	30,633
	$28,885	$30,633
Total assets:
Americas	$1,796,167	$1,671,634
EMEA & APAC	2,237,808	2,156,995
	$4,033,975	$3,828,629

	December 31,
	2024	2023
	(In thousands)
Property, plant and equipment, net(1):
United States	$73,036	$68,398
Czech Republic	55,554	60,948
India	31,506	31,258
Mexico	20,495	23,922
Poland	17,227	14,661
Russia	12,225	15,550
Other foreign countries	88,304	79,568
	$298,347	$294,305
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
21. Related Party Transactions

Related Party Agreements

On April 4, 2022, in connection with the Separation, the Company entered into several agreements with Enovis that govern the Separation and provide a framework for the relationship between the parties going forward including a separation and distribution agreement, transition services agreement, tax matters agreement, employee matters agreements, stockholders and registration rights agreement, intellectual property matters agreement and license agreement for EBX.

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

Transition Services Agreement

The transition services agreement sets forth the terms and conditions pursuant to which the Company and its subsidiaries and Enovis and its subsidiaries will provide to each other various services. As of the year ended December 31, 2024, the related obligations have been closed out.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Allocated Expenses

Prior to the Separation, the Company operated as part of the Former Parent and not as a stand-alone company. Accordingly, the Former Parent allocated certain shared costs to the Company that are reflected as expenses in these financial statements. These amounts included, but were not limited to, items such as general management and executive oversight, compliance, human resources, procurement and legal functions and financial management, including public company reporting, consolidated tax filings and tax planning. Management considered the allocation methodologies used by the Former Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the three months ended April 1, 2022 combined financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity.

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

The Company’s allocated expenses from the Former Parent were $6.0 million for the three months ended April 1, 2022, and is included in the Selling, general and administrative expense in the Consolidated and Combined Statements of Operations. Following the Separation, the Company independently incurs expenses as a stand-alone company. Refer to Note 14, “Benefit Plans,” for allocations of net periodic benefit associated with a Former Parent sponsored benefit plan.

22. Subsequent Events

The dividend of $4.9 million included in Accrued liabilities in the Consolidated Balance Sheets at December 31, 2024 was paid on January 17, 2025, to stockholders of record as of December 31, 2024.

On February 18, 2025, the Company entered into an agreement to acquire Bavaria Schweisstechnik, a European provider of submerged-arc welding applications, for approximately €60 million of cash consideration. This acquisition is expected to be completed during 2025, subject to the receipt of applicable regulatory approvals and customary closing conditions.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(c) Trading Plans

On December 13, 2024, Mr. Olivier Biebuyck, President, Fabrication Technology of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 16,266 shares of Company common stock between March 13, 2025 and December 31, 2025, subject to certain conditions, all of which shares are to be acquired upon the exercise of employee stock options.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Election of Directors,” “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports.”

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

Information relating to our insider trading policies and procedures is incorporated by reference to such information included in our 2025 Proxy Statement under the caption “Policies on Insider Trading, Hedging and Stock Ownership.”

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio Disclosure,” “Pay Versus Performance” and “Equity Award Grant Practices.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2025 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this report on Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page 93 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3) Exhibits. See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	99
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.1	Amended and Restated Certificate of Incorporation of ESAB Corporation	Incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.2	Amended and Restated Bylaws of ESAB Corporation	Incorporated by reference to Exhibit 3.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
4.1	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
4.2	Indenture, dated as of April 9, 2024, by and among ESAB Corporation, as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024
4.3	Form of Global Note	Incorporated by reference to Exhibit 4.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024
10.1	Transition Services Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.3	Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022

10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.6	Stockholder’s and Registration Rights Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.6 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.7	Registration Rights Agreement, dated March 17, 2022, among ESAB Corporation, Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s registration statement on Form S-1 (File No. 333-268325) as filed with the SEC on November 14, 2022
10.8	Credit Agreement, dated April 4, 2022, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including any designated subsidiary borrower party thereto pursuant to the terms thereof and certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the co-syndication agents, joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.9	Amendment No. 2 to Credit Agreement, dated June 28, 2022	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on June 28, 2022
10.10#	ESAB Corporation 2022 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.8 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.11#	ESAB Corporation Annual Incentive Plan	Incorporated by reference to Exhibit 10.9 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.12#	The ESAB Group, Inc. Excess Benefits Plan	Incorporated by reference to Exhibit 10.10 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.13#	The ESAB Group, Inc. Nonqualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.11 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.14#	ESAB Corporation Executive Officer Severance Plan	Incorporated by reference to Exhibit 10.12 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.15#	Letter Agreement, effective as of May 15, 2016, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.13 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.16#	Letter Agreement, dated April 26, 2019, between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.14 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.17#	Letter Agreement, dated April 4, 2017, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.15 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.18#	Letter Agreement, dated December 17, 2021, between ESAB Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.17 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.19#	Letter Agreement, dated December 12, 2021, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.18 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.20#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.20 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.21#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Michele Campion	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.22#	Employment Agreement, dated February 21, 2022, between ESAB Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.23#	Letter Agreement, dated December 12, 2022, between ESAB Corporation and Eleanor Lukens	Incorporated by reference to Exhibit 10.23 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 29, 2024
10.24#	Letter Agreement, dated January 9, 2023, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 29, 2024
10.25#	Form of Change in Control Agreement, effective October 27, 2020 (Colfax)	Incorporated by reference to Exhibit 10.22 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.26#	Change in Control Agreement, dated October 30, 2020, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.23 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.27#	Form of Change in Control Agreement, effective March 5, 2021 (ESAB)	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.28#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.25 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.29#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.27 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.30#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.28 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.31#	Retention Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.29 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.32#	Form of Retention Agreement, dated March 5, 2021	Incorporated by reference to Exhibit 10.30 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.33#	Form of Change in Control Agreement, effective February 17, 2022 (ESAB)	Incorporated by reference to Exhibit 10.31 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.34#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.32 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.35#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.33 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.36#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.36 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.37#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Michele Campion	Incorporated by reference to Exhibit 10.35 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.38#	Form of ESAB Corporation Officer Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.38 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.39#	Form of ESAB Corporation Officer Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.39 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.40#	Form of ESAB Corporation Officer Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.40 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.41#	Form of ESAB Corporation Outside Director Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.41 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.42#	Form of ESAB Corporation Outside Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.42 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.43#	Form of ESAB Corporation Restricted Stock Unit Agreement for Mitchell P. Rales	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Quarterly Report on Form 10-Q (File No. 001-41297) as filed with the SEC on October 29, 2024
18.1	Letter from Ernst & Young LLP regarding Change in Accounting Principle	Filed herewith
19.1	Insider Trading Policy and Procedures	Filed herewith
97.1	ESAB Corporation Clawback Policy	Incorporated by reference to Exhibit 97.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 29, 2024
Exhibit No.	Description	Location
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit No.	Description	Location
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

# Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

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
Date:     February 20, 2025

/s/ SHYAM P. KAMBEYANDA
Shyam P. Kambeyanda
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ KEVIN JOHNSON
Kevin Johnson
Chief Financial Officer
(Principal Financial Officer)

/s/ RENATO NEGRO
Renato Negro
Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ MELISSA CUMMINGS
Melissa Cummings
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ ROBERT S. LUTZ
Robert S. Lutz
Director

/s/ STEPHANIE M. PHILLIPPS
Stephanie M. Phillipps
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Write-Offs Write-Downs Deductions and Other(2)	Foreign Currency Translation	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2024:
Allowance for credit losses	$25,477	$2,248	$(2,423)	$(1,452)	$23,850
Valuation allowance for deferred tax assets	79,355	(761)	(12,478)	(1,109)	65,007
Year Ended December 31, 2023:
Allowance for credit losses	$23,471	$3,902	$(2,289)	$393	$25,477
Valuation allowance for deferred tax assets	88,202	(12,283)	—	3,426	79,355
Year Ended December 31, 2022:
Allowance for credit losses	$23,912	$4,526	$(4,978)	$11	$23,471
Valuation allowance for deferred tax assets(2)	15,465	4,503	68,876	(642)	88,202
(1)    Amounts charged to expense are net of recoveries for the respective period.
(2)    As of December 31, 2022, valuation allowance for deferred tax assets “Other” of $68.9 million is primarily due to valuation allowance transferred from Former Parent.