Form 10-Q
period 2025-04-04
ESAB Corp
filed 2025-05-01
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 24, 2025, there were 60,622,892 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Net sales	$678,138	$689,744
Cost of sales	422,936	434,717
Gross profit	255,202	255,027
Selling, general and administrative expense	140,858	142,450
Restructuring and other related charges	4,499	1,924
Operating income	109,845	110,653
Pension settlement loss	—	12,155
Interest expense and other, net	16,782	17,091
Income from continuing operations before income taxes	93,063	81,407
Income tax expense	20,499	18,504
Net income from continuing operations	72,564	62,903
Loss from discontinued operations, net of taxes	(2,732)	(1,309)
Net income	69,832	61,594
Income attributable to noncontrolling interest, net of taxes	(2,469)	(1,643)
Net income attributable to ESAB Corporation	$67,363	$59,951
Earnings (loss) per share – basic
Income from continuing operations	$1.15	$1.01
Loss on discontinued operations	(0.05)	(0.02)
Net income per share – basic	$1.10	$0.99
Earnings (loss) per share – diluted
Income from continuing operations	$1.14	$1.00
Loss on discontinued operations	(0.04)	(0.02)
Net income per share – diluted	$1.10	$0.98

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Net income	$69,832	$61,594
Other comprehensive income (loss):
Foreign currency translation, net of tax (benefit) expense of $(4,322) and $1,531	79,330	(25,354)
Unrealized (loss) income on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(497) and $295	(1,816)	1,013
Defined benefit pension and other post-retirement plan activity, net of tax expense of $11 and $203	321	629
Other comprehensive income (loss)	77,835	(23,712)
Comprehensive income	147,667	37,882
Comprehensive income attributable to noncontrolling interest	(2,587)	(1,320)
Comprehensive income attributable to ESAB Corporation	$145,080	$36,562

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	April 4, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291,348	$249,358
Trade receivables, less allowance for credit losses of $24,446 and $23,850	414,796	370,321
Inventories, net	450,705	403,711
Prepaid expenses	56,941	55,665
Other current assets	72,241	69,327
Total current assets	1,286,031	1,148,382
Property, plant and equipment, net	307,487	298,347
Goodwill	1,684,829	1,651,993
Intangible assets, net	502,895	487,993
Lease assets - right of use	86,320	89,859
Other assets	349,980	357,401
Total assets	$4,217,542	$4,033,975

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of debt	$17,759	$15,000
Accounts payable	349,716	318,493
Accrued liabilities	304,525	298,558
Total current liabilities	672,000	632,051
Long-term debt	1,056,296	1,060,739
Other liabilities	538,854	532,936
Total liabilities	2,267,150	2,225,726
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,622,736 and 60,517,574 shares outstanding as of April 4, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,901,849	1,901,337
Retained earnings	659,675	597,180
Accumulated other comprehensive loss	(651,857)	(729,574)
Total ESAB Corporation equity	1,909,728	1,769,004
Noncontrolling interest	40,664	39,245
Total equity	1,950,392	1,808,249
Total liabilities and equity	$4,217,542	$4,033,975

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	$61	$1,901,849	$659,675	$(651,857)	$40,664	$1,950,392

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	$60	$1,881,534	$406,867	$(647,661)	$41,578	$1,682,378

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$69,832	$61,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	17,491	16,387
(Gain) loss on sale of property, plant and equipment	(5,665)	44
Stock-based compensation expense	5,361	4,133
Deferred income tax	(2,774)	(638)
Non-cash interest expense	628	1,062
Pension settlement loss	—	12,155
Changes in operating assets and liabilities:
Trade receivables, net	(32,026)	(48,946)
Inventories, net	(35,393)	(16,078)
Accounts payable	21,405	36,196
Other operating assets and liabilities	(3,449)	(21,442)
Net cash provided by operating activities	35,410	44,467
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,294)	(7,414)
Proceeds from sale of property, plant and equipment	4,605	368
Acquisition, net of cash received	—	(18,067)
Other investing	—	(1,501)
Net cash used in investing activities	(2,689)	(26,614)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities and other	—	115,000
Repayments of borrowings on Term Loans	(2,500)	(6,250)
Repayments of borrowings on revolving credit facilities and other	—	(135,005)
Payment of dividends	(4,861)	(3,635)
Distributions to noncontrolling interest holders	(1,168)	—
Other financing	(4,590)	(4,030)
Net cash used in financing activities	(13,119)	(33,920)
Effect of foreign exchange rates on Cash and cash equivalents	22,388	(9,441)
Increase (decrease) in Cash and cash equivalents	41,990	(25,508)
Cash and cash equivalents, beginning of period	249,358	102,003
Cash and cash equivalents, end of period	$291,348	$76,495

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products, workflow solutions and its business management system, ESAB Business Excellence (“EBX”), enables the Company’s purpose of Shaping the world we imagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining and automated welding and gas control. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the first quarter results for 2025 and 2024 refer to the 13-week periods ended April 4, 2025 and March 29, 2024, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three months ended April 4, 2025, Russia represented approximately 5% of the Company’s total revenue and approximately $4 million of its Net income. Russia also has approximately 5% of the Company’s total net assets as of April 4, 2025, including approximately $40 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $110 million as of April 4, 2025, which could be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

The Consolidated and Condensed Financial Statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation. Certain line items on our Consolidated and Condensed Statements of Cash Flows have been reclassified to conform to the current presentation.

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $10.1 million during the three months ended April 4, 2025 and March 29, 2024. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

The accompanying interim Consolidated and Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on February 20, 2025.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The Company has classified asbestos-related activity included in its Consolidated and Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. This activity consists primarily of expected settlements, legal and administrative expenses associated with the above liabilities. Discontinued operations consist primarily of Selling, general and administrative expense, with an associated tax impact that is considered immaterial. See Note 14, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations for the three months ended April 4, 2025 was $2.3 million and for the three months ended March 29, 2024 it was $3.7 million.

3. Acquisitions

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

The following describes our acquisition activity for the three months ended April 4, 2025.

On February 18, 2025, the Company entered into an agreement to acquire Bavaria Schweisstechnik, a European provider of submerged-arc welding applications, for approximately €60 million of cash consideration. This acquisition was subsequently completed on April 30, 2025.

For a description of the Company’s acquisition activity for the year ended December 31, 2024, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 5, “Acquisitions” thereto in the Company’s 2024 Annual Report.

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Equipment	$232,488	$214,860
Consumables	445,650	474,884
Total	$678,138	$689,744

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 4, 2025 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2024 and December 31, 2023, total contract liabilities were $26.4 million and $31.2 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three months ended April 4, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $14.9 million. During the three months ended March 29, 2024, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $16.2 million. As of April 4, 2025 and March 29, 2024, total contract liabilities were $25.3 million and $29.5 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Three months ended April 4, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,850	$519	$(589)	$666	$24,446

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$70,095	$61,260
Distributed and undistributed earnings allocated to nonvested shares	(249)	(365)
Income from continuing operations attributable to common stockholders	$69,846	$60,895
Weighted-average shares of Common stock outstanding – basic	60,562,584	60,346,121
Income per share from continuing operations – basic	$1.15	$1.01

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$69,846	$60,895
Weighted-average shares of Common stock outstanding – basic	60,562,584	60,346,121
Net effect of potentially dilutive securities(2)	718,534	641,836
Weighted-average shares of Common stock outstanding – dilution	61,281,118	60,987,957
Net income per share from continuing operations – diluted	$1.14	$1.00
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $2.5 million for the three months ended April 4, 2025 and $1.6 million for the three months ended March 29, 2024.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.
6. Income Taxes

During the three months ended April 4, 2025, Income from continuing operations before income taxes was $93.1 million while Income tax expense was $20.5 million. The effective tax rate was 22.0% for the three months ended April 4, 2025. The effective tax rate differed from the 2025 U.S. federal statutory rate of 21.0% primarily due to the mix of income outside of the U.S. taxed at higher statutory tax rates.

During the three months ended March 29, 2024, Income from continuing operations before income taxes was $81.4 million while Income tax expense was $18.5 million. The effective tax rate was 22.7% for the three months ended March 29, 2024. The effective tax rate differed from the 2024 U.S. federal statutory rate of 21.0% primarily due to withholding taxes.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	April 4, 2025	December 31, 2024
	(In thousands)
Raw materials	$163,171	$151,248
Work in process	48,932	41,698
Finished goods	282,641	251,994
	494,744	444,940
Allowance for excess, slow-moving and obsolete inventory	(44,039)	(41,229)
	$450,705	$403,711

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	April 4, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$51,836	$151,101	$46,395	$151,642
Compensation and related benefits	72,025	50,253	80,451	48,350
Asbestos liability	41,125	241,557	40,779	253,287
Contract liabilities	25,347	—	26,390	—
Lease liabilities	20,977	62,551	21,459	66,042
Warranty liability	12,602	—	12,794	—
Third-party commissions	10,642	—	17,346	—
Restructuring liability	6,342	45	4,732	374
Accrued interest	18,501	—	8,077	—
Other	45,128	33,347	40,135	13,241
	$304,525	$538,854	$298,558	$532,936

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Warranty liability, beginning of period	$12,794	$12,606
Accrued warranty expense	1,967	2,457
Changes in estimates related to pre-existing warranties	465	727
Cost of warranty service work performed	(2,885)	(2,647)
Foreign exchange translation effect and other	261	(207)
Warranty liability, end of period	$12,602	$12,936

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended April 4, 2025
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$3,845	$3,363	$(2,016)	$235	$5,427
Facility closure costs and other(2)	1,261	1,136	(1,235)	(202)	960
	$5,106	$4,499	$(3,251)	$33	$6,387
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

10. Debt

The following table shows the components of the Company’s debt:

	April 4, 2025	December 31, 2024
	(In thousands)
Term loans	$382,500	$385,000
Senior unsecured notes	700,000	700,000
Other debt	259	—
Total debt	1,082,759	1,085,000
Current portion of debt	(17,759)	(15,000)
Unamortized deferred financing fees	(8,704)	(9,261)
Long-term debt	$1,056,296	$1,060,739

Senior Notes, Term Loans and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”) that initially consisted of a $750 million revolving credit facility (the “Revolving Facility”) with a maturity date of April 4, 2027, a Term A-1 loan with an initial aggregate principal amount of $400 million (the “Term Loan A-1 Facility”), with a maturity date of April 4, 2027; and a $600 million 364-day senior term loan facility (the “Term Loan A-2 Facility”) with a maturity date of April 3, 2023. The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

On June 28, 2022, the Company amended and restated the Credit Agreement by entering into Amendment No. 2 to the Credit Agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment provides for a $600 million term loan facility (the “Term Loan A-3 Facility,” collectively the “Term Facilities” with Term A-1 Facility and Term A-2 Facility) with a maturity date of April 3, 2025 to refinance the Company’s existing Term Loan A-2 Facility. Also on June 28, 2022, the Company borrowed the entire $600 million under Term Loan A-3 Facility to fund the repayment of the Term Loan A-2 Facility.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On April 9, 2024, the Company issued $700 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”) governed by an indenture (the “Indenture”). The Company used the net proceeds from the Senior Notes to pay off its Term Loan A-3 Facility and pay fees associated with the offering.

As of April 4, 2025, the Company’s Debt consisted of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027, with zero dollars drawn;

•A Term Loan A-1 Facility with an aggregate principal amount of $383 million and a maturity date of April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million and a maturity date of April 15, 2029.

The Credit Agreement and the Indenture contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of April 4, 2025. The Credit Agreement and the Indenture contain various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A-1 Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement and Senior Notes.

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

To manage exposures to currency exchange rates and interest rates rising in Long-term debt, the Company entered into interest rate and cross-currency swap agreements. Refer to Note 11, “Derivatives” for additional information.

As of April 4, 2025, the weighted-average interest rate of borrowings under the Credit Agreement and Indenture was 5.16%, including the net impact from the interest rate and cross-currency swaps and excluding accretion of deferred financing fees, and there was $750 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $107.3 million. Total letters of credit of $28.0 million were outstanding as of April 4, 2025.

Deferred Financing Fees

The Company had total deferred financing fees of $9.3 million included in its Consolidated and Condensed Balance Sheets as of April 4, 2025, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

costs associated with the Term Facilities and Senior Notes noted above will be amortized over the contractual term of the related facility and the costs associated with these will be amortized over the life of the Credit Agreement or the Indenture. Of the $9.3 million, $0.6 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $8.7 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within Long-term debt.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of April 4, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Cash Flow Hedges

On July 14, 2022, the Company entered into two interest rate swap agreements to manage interest rate risk exposure. The aggregate notional amount of these contracts was $600 million and they were set to mature in April 2025. These interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate of 3.293%, plus a spread, thus reducing the impact of interest-rate changes on future interest expense. The applicable spread may vary between 1.125% to 1.750%, depending on the total leverage ratio of the Company.

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 10, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in accumulated other comprehensive loss (“AOCL”) and was recognized in earnings over the period the originally forecasted hedged transaction impacted earnings. The remaining $300 million swap was hedged against the remaining floating-rate debt through its maturity on April 3, 2025, therefore the Company does not have any interest rate swaps outstanding as of April 4, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges were classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative Type	Gain Recognized in the Consolidated and Condensed Statements of Operations	April 4, 2025	March 29, 2024
		(In thousands)
Interest rate swap agreement(s)	Interest expense and other, net	$(1,414)	$(2,722)

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements, set to mature in April 2025, to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements included provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and were designated and qualified as a net investment hedge. These contracts had a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCI related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the three months ended April 4, 2025.

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

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended
Derivative Type	Gain Recognized in the Consolidated and Condensed Statements of Operations	April 4, 2025	March 29, 2024
		(In thousands)
Cross-currency swap agreements	Interest expense and other, net	$(2,359)	$(1,179)

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	April 4, 2025		December 31, 2024
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$21,677	$—	$1,830	$—
Interest rate swap agreement	—	—	—	842
	$21,677	$—	$1,830	$842

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of April 4, 2025 and December 31, 2024, the Company had foreign currency contracts related to purchases and sales with notional values of $229.8 million and $178.7 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	April 4, 2025		December 31, 2024
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$2,114	$698	$379	$255

The amounts in the table above as of April 4, 2025 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.7 million increase in Other current assets with a corresponding increase in Accrued liabilities.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended
Foreign Currency Contracts	April 4, 2025	March 29, 2024
	(In thousands)
Change in unrealized losses	$(1,416)	$(49)
Realized gains (losses)	1,448	(394)

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 4, 2025				December 31, 2024
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$11,194	$—	$—	$11,194	$8,990	$—	$—	$8,990
Foreign currency contracts	—	1,420	—	1,420	—	657	—	657
Interest rate swap agreement	—	—	—	—	—	842	—	842
Deferred compensation plans	—	5,197	—	5,197	—	5,242	—	5,242
	$11,194	$6,617	$—	$17,811	$8,990	$6,741	$—	$15,731

Liabilities:
Foreign currency contracts	$—	$2,836	$—	$2,836	$—	$781	$—	$781
Cross-currency swap agreements	—	21,677	—	21,677	—	1,830	—	1,830
Deferred compensation plans	—	5,197	—	5,197	—	5,242	—	5,242
	$—	$29,710	$—	$29,710	$—	$7,853	$—	$7,853

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement(s) using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the three months ended April 4, 2025, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the three months ended April 4, 2025.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the three months ended April 4, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the three months ended April 4, 2025 and March 29, 2024. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	48	—	—	—	48
Foreign currency translation adjustment	(421)	99,089	(19,847)	—	78,821
Gain on long-term intra-entity foreign currency transactions	—	391	—	—	391
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(373)	99,480	(19,847)	16	79,276
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	273	—	—	(1,832)	(1,559)
Net current period Other comprehensive (loss) income	(100)	99,480	(19,847)	(1,816)	77,717
Balance at April 4, 2025	$(50,452)	$(580,311)	$(21,094)	$—	$(651,857)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three months ended April 4, 2025, the amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Net actuarial loss	—	—	—	—	—
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized gain on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	$(58,933)	$(584,891)	$(12,220)	$8,383	$(647,661)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) During the three months ended March 29, 2024, the amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Commitments and Contingencies

Asbestos Contingencies

Certain entities are the legal obligor, or owner, for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations of the Company’s legacy industrial businesses. As a result, the Company holds certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries, nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has steadily declined, except for 2024 when they were substantially even versus prior year. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

The Company has classified asbestos-related activity in Loss from discontinued operations, net of taxes in the Consolidated and Condensed Statements of Operations. Refer to the 2024 Form 10-K for further detail on this classification.

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

Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Number of claims)
Claims unresolved, beginning of period	13,758	13,648
Claims filed(1)	887	1,297
Claims resolved(2)	(542)	(714)
Claims unresolved, end of period	14,103	14,231
(1) Claims filed include all asbestos claims for which notification have been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	April 4, 2025	December 31, 2024
	(In thousands)
Long-term asbestos insurance asset(1)	$224,701	$234,951
Long-term asbestos insurance receivable(1)	14,584	16,691
Accrued asbestos liability(2)	41,125	40,779
Long-term asbestos liability(3)	241,557	253,287
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
(3) Included in Other liabilities in the Consolidated and Condensed Balance Sheets.

Management’s analyses are based on currently known facts and assumptions. Projecting future events, such as new claims to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers, the method in which losses will be allocated to the various insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the continuing solvency of various insurance companies, the amount of remaining insurance available, as well as the numerous uncertainties inherent in asbestos litigation could cause the actual liabilities and insurance recoveries to be higher or lower than those projected or recorded that could materially affect the Company’s financial condition, results of operations or cash flow. From time to time, other asbestos allegations related to the Company’s legacy industrial businesses are brought against the Company. Management currently believes no loss is probable or estimable for these other matters.

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

15. Segment Information

ESAB is a focused industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, welding robotics and digital solutions. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific.

The Company’s management considers its Chief Operating Decision Maker (“CODM”) as Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segments, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition - amortization and other related charges and depreciation and other amortization. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s segment results were as follows:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Net sales:
Americas	$280,665	$296,047
EMEA & APAC	397,473	393,697
	$678,138	$689,744
Cost of sales:
Americas	$170,608	$184,996
EMEA & APAC	252,328	249,721
	$422,936	$434,717
Allocated operating expense:
Americas	$17,440	$17,737
EMEA & APAC	26,794	26,482
	$44,234	$44,219
Other operating expense:
Americas	$38,097	$39,216
EMEA & APAC	38,971	42,455
	$77,068	$81,671
Adjusted EBITDA(1):
Americas	$54,520	$54,098
EMEA & APAC	79,380	75,039
	$133,900	$129,137
Depreciation, amortization and other impairment charges:
Americas	$8,204	$7,849
EMEA & APAC	9,287	8,538
	$17,491	$16,387
Capital expenditures:
Americas	$3,735	$2,287
EMEA & APAC	3,559	5,127
	$7,294	$7,414
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended
	April 4, 2025	March 29, 2024
	(In thousands)
Net income from continuing operations	$72,564	$62,903
Income tax expense	20,499	18,504
Interest expense and other, net	16,782	17,091
Pension settlement loss	—	12,155
Restructuring and other related charges(1)	4,499	1,924
Acquisition - amortization and other related charges(2)	9,601	7,777
Depreciation and other amortization	9,955	8,783
Adjusted EBITDA	$133,900	$129,137

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses, amortization of intangibles, fair value charges on acquired inventories and integration expenses.

	April 4, 2025	December 31, 2024
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	30,634	28,885
	$30,634	$28,885
Total assets:
Americas	$1,833,061	$1,796,167
EMEA & APAC	2,384,481	2,237,808
	$4,217,542	$4,033,975
Property, plant and equipment, net(1):
United States	$71,455	$73,036
Czech Republic	57,557	55,554
India	32,230	31,506
Mexico	20,718	20,495
Poland	18,155	17,227
Other foreign countries	107,372	100,529
	$307,487	$298,347
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

16. Subsequent Event

The dividend of $4.9 million included in Accrued liabilities in the Consolidated Balance Sheets at April 4, 2025 was paid on April 17, 2025 to stockholders of record as of April 4, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Statements that could be deemed to be forward-looking statements, include statements regarding: the impact of the war in Ukraine and the conflict in the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures, tariffs and trade policies, foreign exchange fluctuations and commodity prices; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statement that addresses activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” or similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes, or the timing of results or outcomes, could differ materially due to numerous factors, including but not limited to the following:

•the war in Ukraine and conflict in the Middle East, escalating geopolitical tensions and the related impact on energy supplies and prices;

•changes in the general economy, including disruptions caused by geopolitical conflicts, as well as the cyclical nature of the markets we serve;

•supply chain constraints and backlogs and risks affecting the availability and prices for raw materials, parts and components, including tariffs and trade disputes, labor shortages and inefficiencies, freight and logistical challenges and inflation in raw material, part, component, freight and delivery costs and our ability to increase our prices to account for increased costs;

•volatility in the commodity markets and certain commodity prices, including oil and steel;

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in Part I. Item 1A. in our 2024 Form 10-K and in Part II. Item 1A in this Form 10-Q.

See Part I. Item 1.A. “Risk Factors” in our 2024 Form 10-K and in Part II. Item 1A in this Form 10-Q for a further discussion regarding reasons that actual results and outcomes, and the timing of results and outcomes, may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-Q. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

Overview

Please see Part I. Item 1. “Business” in our 2024 Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

We are a focused industrial compounder. Our rich history of innovative products, workflow solutions and our business system, ESAB Business Excellence (“EBX”), enables our purpose of Shaping the world we imagineTM. We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions of Sager S.A. (“Sager”), ESAB Bangladesh Private Limited (“ESAB Bangladesh”) (formerly known as Linde Industries Private Limited) and SUMIG Soluções para Solda e Corte Ltda. (“SUMIG”) in 2024 as well as the acquisition of Bavaria Schweisstechnik completed April 30, 2025 are aligned with this strategic direction. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

Because our products and services are available worldwide, we rely on a global supply chain to source raw materials, parts and components. The majority of our sales are derived from international operations and, as such, we are subject to specific risks associated with changes in the United States policy regarding international trade and other retaliatory trade measures that the United States and foreign governments may take, including the imposition of tariffs, sanctions, export or import controls and other measures that restrict international trade. The United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory announcements and trade actions. While certain of the tariffs have been and may be delayed, others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential action, bilateral negotiations, judicial orders or congressional actions, and tariffs announced by other counties can be affected by similar developments. These and future changes in tariffs and trade policies have resulted and could result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risks, any or all of which could adversely affect our business, financial condition and results of operations, perhaps materially or in ways that we cannot predict.

We are actively monitoring and evaluating these developments and the potential impacts of trade policy and tariffs on our business, supply chain and results of operations. We maintain operations worldwide, including in the jurisdictions impacted by the recently announced and contemplated tariffs. If tariffs continue to be maintained at current levels, and/or the United States government or foreign governments impose further retaliatory tariffs or other trade restrictive measures in response, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased supply chain costs, decreased demand and other adverse economic impacts. The net effect of these actions on our company will depend on our ability to successfully mitigate and offset their impact, which efforts may not be effective. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies or other measures, our business could be negatively affected and produce additional impacts. Please refer to Part I. Item 1.A. “Risk Factors” in our 2024 Form 10-K and in Part II. Item 1A in this Form 10-Q for additional information. The full impact of the matters noted above on the Company, our customers and suppliers, the overall economy and capital markets remains uncertain.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three months ended April 4, 2025 and March 29, 2024.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 4, 2025 and March 29, 2024 is affected by the following significant factors:

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as Part I. Item 1.A. “Risk Factors” section of the 2024 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

Foreign Currency Fluctuations

A significant portion of our Net sales, 78% for the three months ended April 4, 2025 are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended April 4, 2025 compared to the three months ended March 29, 2024, fluctuations in foreign currencies reduced Net sales by 3.7% and Gross profit by 3.0% and Selling, general and administrative expenses by 2.9%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization. We also present

Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis, where we exclude the impact of Restructuring and other related charges, acquisition-amortization and other related charges and depreciation and other amortization from operating income. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three months ended April 4, 2025 and March 29, 2024. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three months ended April 4, 2025 and March 29, 2024.

	Three Months Ended April 4, 2025
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$72.6
Income tax expense			20.5
Interest expense and other, net			16.8
Operating income (GAAP)(1)	$43.2	$66.6	$109.8
Adjusted to add:
Restructuring and other related charges(2)	1.7	2.8	4.5
Acquisition-amortization and other related charges(3)	5.6	4.0	9.6
Depreciation and other amortization	3.9	6.0	10.0
Adjusted EBITDA (non-GAAP)(1)	$54.5	$79.4	$133.9
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.0	6.0
Core adjusted EBITDA (non-GAAP)(1)	$54.5	$73.4	$127.9
Adjusted EBITDA margin (non-GAAP)	19.4%	20.0%	19.7%
Core adjusted EBITDA margin (non-GAAP)(5)	19.4%	20.0%	19.8%
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
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $31.3 million relating to Russia for the three months ended April 4, 2025.

	Three Months Ended March 29, 2024
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$62.9
Income tax expense			18.5
Interest expense and other, net			17.1
Pension settlement loss			12.2
Operating income (GAAP)	$46.0	$64.7	$110.7
Adjusted to add:
Restructuring and other related charges(2)	0.2	1.7	1.9
Acquisition-amortization and other related charges(3)	4.4	3.3	7.7
Depreciation and other amortization	3.5	5.3	8.8
Adjusted EBITDA (non-GAAP)	$54.1	$75.0	$129.1
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.9	5.9
Core adjusted EBITDA (non-GAAP)	$54.1	$69.1	$123.2
Adjusted EBITDA margin (non-GAAP)	18.3%	19.1%	18.7%
Core adjusted EBITDA margin (non-GAAP)(5)	18.3%	19.2%	18.8%
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

Total Company

Sales

Net sales decreased for the three months ended April 4, 2025, compared to the prior year period. The following table presents the components of changes in our Net sales.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)(1)
For the three months ended March 29, 2024	$689.7
Components of Change:
Existing businesses (organic sales)(2)	(1.1)	(0.2)%
Acquisitions(3)	14.8	2.1%
Foreign currency translation(4)	(25.3)	(3.7)%
Total Net sales decline	(11.6)	(1.7)%
For the three months ended April 4, 2025	$678.1
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

Net sales from existing businesses decreased $1.1 million during the three months ended April 4, 2025, compared to the prior year period, due to a $7.1 million decrease in sales volumes partially offset by customer pricing increases of $6.0 million. The increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh and SUMIG. The changes in foreign exchange rates caused a $25.3 million unfavorable currency translation impact.

Sales excluding Russia

Net sales excluding Russia (“Core sales”) decreased for the three months ended April 4, 2025, compared to the prior year period. The following table presents the components of changes in our Core sales.

	Three Months Ended
	Core Sales(5)	Change %
	(Dollars in millions)(1)
For the three months ended March 29, 2024	$656.1
Components of Change:
Existing businesses (core organic sales)(2)	1.3	0.2%
Acquisitions(3)	14.8	2.3%
Foreign currency translation(4)	(25.4)	(3.9)%
Total Core sales decline	(9.2)	(1.4)%
For the three months ended April 4, 2025	$646.9
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
(5) Net sales relating to Russia were $31.3 million and $33.6 million for the three months ended April 4, 2025 and March 29, 2024, respectively.

Core sales from existing businesses increased $1.3 million during the three months ended April 4, 2025 compared to the prior year period primarily due to customer pricing increases of $4.9 million partially offset by a $3.6 million decrease in sales volume. The $14.8 million increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh and SUMIG. The changes in foreign exchange rates caused a $25.4 million unfavorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Gross profit	$255.2	$255.0
Gross profit margin	37.6%	37.0%
Selling, general and administrative expense	$140.9	$142.5
Net income from continuing operations	$72.6	$62.9
Net income margin from continuing operations	10.7%	9.1%
Adjusted EBITDA (non-GAAP)	$133.9	$129.1
Adjusted EBITDA margin (non-GAAP)	19.7%	18.7%
Core adjusted EBITDA (non-GAAP)	$127.9	$123.2
Core adjusted EBITDA margin (non-GAAP)	19.8%	18.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$4.5	$1.9
Acquisition-amortization and other related charges(2)	9.6	7.7
Interest expense and other, net	16.8	17.1
Income tax expense	20.5	18.5
Pension settlement loss	—	12.2
Depreciation and other amortization	10.0	8.8
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$6.0	$5.9

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

First Quarter of 2025 Compared to First Quarter of 2024

Gross profit and related margin remained relatively consistent in the first quarter of 2025 compared to the prior year period. Selling, general and administrative expense decreased by $1.6 million in the first quarter of 2025 compared to the prior year period primarily due to a gain on disposition of a property, EBX driven restructuring savings and currency translation benefits partially offset by increases from acquisitions and growth initiatives. The effective tax rate of 22.0% for the quarter ended April 4, 2025 differed from the effective tax rate of 22.7% for the same period ended March 29, 2024 primarily due to withholding taxes. Net income from continuing operations increased $9.7 million and related margin expanded by 160 basis points in the first quarter of 2025 compared with the prior year period primarily due to the aforementioned factors as well as the $12.2 million non-cash pension settlement loss in the prior year period that did not recur in the first quarter of 2025.

In the first quarter of 2025, Adjusted EBITDA increased $4.8 million and related margin expanded by 100 basis points compared to the same period in the prior year primarily due to lower Selling, general and administrative expense. Core adjusted EBITDA increased $4.7 million and related margin expanded by 100 basis points compared to the same period in the prior year.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Net sales	$280.7	$296.0
Gross profit	$110.1	$111.1
Gross profit margin	39.2%	37.5%
Selling, general and administrative expense	$65.1	$64.8
Adjusted EBITDA (non-GAAP)	$54.5	$54.1
Adjusted EBITDA margin (non-GAAP)	19.4%	18.3%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.7	$0.2
Acquisition - amortization and other related charges	5.6	4.4
Depreciation and other amortization	$3.9	$3.5

First Quarter of 2025 Compared to First Quarter of 2024

Net sales in our Americas segment decreased $15.3 million in the first quarter of 2025 compared with the prior year period. Net sales from existing business decreased $7.0 million primarily due to reduced sales volumes in filler metals partially offset by pricing increases and higher sales volumes of gas control and welding equipment. In addition, there was $17.9 million of unfavorable currency translation. The acquisition of Sager S.A. and SUMIG contributed a $9.6 million increase to Net sales from acquisitions. Gross profit decreased by $1.0 million due to lower sales volumes; however, gross profit margin expanded by 170 basis points due to EBX initiatives, including value pricing. Selling, general and administrative expense remained relatively consistent with the same period prior year. Adjusted EBITDA increased $0.4 million and related margin expanded by 110 basis points primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)
Net sales	$397.5	$393.7
Gross profit	$145.1	$144.0
Gross profit margin	36.5%	36.6%
Selling, general and administrative expense	$75.8	$77.7
Adjusted EBITDA (non-GAAP)	$79.4	$75.0
Adjusted EBITDA margin (non-GAAP)	20.0%	19.1%
Core adjusted EBITDA (non-GAAP)	$73.4	$69.1
Core adjusted EBITDA margin (non-GAAP)	20.0%	19.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$2.8	$1.7
Acquisition - amortization and other related charges	4.0	3.3
Pension settlement loss	—	12.2
Depreciation and other amortization	6.0	5.3
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$6.0	$5.9

First Quarter of 2025 Compared to First Quarter of 2024

Net sales in our EMEA & APAC segment increased $3.8 million in the first quarter of 2025 compared with the prior year period. This was primarily due to an increase in Net sales from existing business of $5.9 million driven by increases in sales volume partially offset by lower pricing and a $5.2 million increase related to the acquisition of ESAB Bangladesh partially offset by $7.4 million unfavorable currency translation. Gross profit and related margin remained relatively consistent with the same period prior year. Selling, general and administrative expense decreased in the first quarter of 2025 compared with the prior year period due to a gain on disposition of a property, EBX driven savings, restructuring initiatives and currency translation benefit partially offset by an increase in growth investments. Adjusted EBITDA increased $4.4 million and related margin expanded by 90 basis points and Core adjusted EBITDA increased to $73.4 million and the related margin expanded by 80 basis points primarily because of the aforementioned factors.

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

As of April 4, 2025, we were in compliance with the covenants under the Credit Agreement and the Indenture. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indenture was 5.16%, excluding accretion of deferred financing fees and net of interest rate hedge impacts. As of the end of the first quarter, we had the capacity for additional indebtedness of up to $750 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50.0 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the three months ended April 4, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of April 4, 2025, we had $291.3 million of Cash and cash equivalents, an increase of $42.0 million from the balance of $249.4 million as of December 31, 2024.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 4, 2025	March 29, 2024
	(Dollars in millions)(1)
Net cash provided by operating activities	$35.4	$44.5
Purchases of property, plant and equipment	(7.3)	(7.4)
Proceeds from sale of property, plant and equipment	4.6	0.4
Acquisition, net of cash received	—	(18.1)
Other investing	—	(1.5)
Net cash used in investing activities	(2.7)	(26.6)
Proceeds from borrowings on revolving credit facility and other	—	115.0
Repayments of borrowings on Term Loans	(2.5)	(6.3)
Repayments of borrowings on revolving credit facility and other	—	(135.0)
Payment of dividends	(4.9)	(3.6)
Distributions to noncontrolling interest holders	(1.2)	—
Other financing	(4.6)	(4.0)
Net cash used in financing activities	(13.1)	(33.9)
Effect of foreign exchange rates on Cash and cash equivalents	22.4	(9.4)
Increase (decrease) in Cash and cash equivalents	$42.0	$(25.5)
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the three months ended April 4, 2025 is a result of operating income partially offset by higher working capital requirements, including additional investment in inventory due to uncertainties related to tariffs.

•Discontinued operations for the three months ended April 4, 2025 and March 29, 2024 included outflows of $2.3 million and $3.7 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $3.3 million and $2.9 million for the three months ended April 4, 2025 and March 29, 2024, respectively. These payments included severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities during the three months ended March 29, 2024, include $18.1 million of cash used for the acquisition of Sager S.A.

Our Cash and cash equivalents as of April 4, 2025 included $269.8 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. A hypothetical increase in interest rates of 1% during the three months ended April 4, 2025 would have increased interest expense by approximately $3.8 million. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In April 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 Facility. As a result, the Company terminated one of these swaps hedging only $300 million of our floating-rate debt. The remaining swap matured as of April 4, 2025, therefore no remaining interest rate swaps remained as of quarter end. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 4, 2025, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of April 4, 2025 would result in a reduction in Equity of approximately $183.0 million. As of April 4, 2025, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 4, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

A discussion of legal proceedings is incorporated by reference to Note 14, “Commitments and Contingencies” in the Notes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2024 Form 10-K filed with the SEC on February 20, 2025, as updated below.

The following updates and replaces the risk factors in the 2024 Form 10-K entitled “The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.”

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

Additionally, changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. For example in 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. More recently, the United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory tariff announcements and trade actions. While certain of the tariffs have been and may be delayed, others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential actions, bilateral negotiations, judicial orders or congressional action, and tariffs announced or imposed by other countries can be affected by similar developments. These and future changes in tariffs and trade policies by the United States on imports from China or other countries, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risk that we may not be able to offset or otherwise, any or all of which could adversely impact our business, financial condition and results of operations, perhaps materially or in ways that we cannot predict.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the three months ended April 4, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b-5 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amended and Restated ESAB Corporation Annual Incentive Plan, effective as of February 27, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 4, 2025 is formatted in Inline XBRL (included as Exhibit 101).

# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	May 1, 2025

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	May 1, 2025

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	May 1, 2025