Form 10-Q
period 2025-07-04
ESAB Corp
filed 2025-08-06
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 30, 2025, there were 60,698,710 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales	$715,586	$707,053	$1,393,724	$1,396,797
Cost of sales	449,539	436,738	872,475	871,455
Gross profit	266,047	270,315	521,249	525,342
Selling, general and administrative expense	155,563	146,187	296,421	288,637
Restructuring and other related charges	1,390	4,773	5,889	6,697
Operating income	109,094	119,355	218,939	230,008
Pension settlement loss	—	—	—	12,155
Interest expense and other, net	20,999	15,940	37,781	33,031
Income from continuing operations before income taxes	88,095	103,415	181,158	184,822
Income tax expense	18,283	17,885	38,782	36,389
Net income from continuing operations	69,812	85,530	142,376	148,433
Loss from discontinued operations, net of taxes	(1,708)	(1,161)	(4,440)	(2,470)
Net income	68,104	84,369	137,936	145,963
Income attributable to noncontrolling interest, net of taxes	(1,221)	(1,462)	(3,690)	(3,105)
Net income attributable to ESAB Corporation	$66,883	$82,907	$134,246	$142,858
Earnings (loss) per share – basic
Income from continuing operations	$1.13	$1.38	$2.28	$2.39
Loss on discontinued operations	(0.03)	(0.02)	(0.07)	(0.04)
Net income per share – basic	$1.10	$1.36	$2.21	$2.35
Earnings (loss) per share – diluted
Income from continuing operations	$1.12	$1.37	$2.26	$2.37
Loss on discontinued operations	(0.03)	(0.02)	(0.07)	(0.04)
Net income per share – diluted	$1.09	$1.35	$2.19	$2.33

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income	$68,104	$84,369	$137,936	$145,963
Other comprehensive income (loss):
Foreign currency translation, net of tax (benefit) expense of $(7,250), $416, $(11,572) and $1,947	102,218	(14,557)	181,548	(39,911)
Unrealized income (loss) on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $—, $(539), $(497) and $(244)	—	(1,851)	(1,816)	(838)
Defined benefit pension and other post-retirement plan activity, net of tax expense of $97, $44, $108 and $247	202	327	523	956
Other comprehensive income (loss)	102,420	(16,081)	180,255	(39,793)
Comprehensive income	170,524	68,288	318,191	106,170
Comprehensive income attributable to noncontrolling interest	(1,483)	(1,093)	(4,070)	(2,413)
Comprehensive income attributable to ESAB Corporation	$169,041	$67,195	$314,121	$103,757

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	July 4, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,223	$249,358
Trade receivables, less allowance for credit losses of $23,711 and $23,850	456,112	370,321
Inventories, net	474,095	403,711
Prepaid expenses	67,226	55,665
Other current assets	80,624	69,327
Total current assets	1,336,280	1,148,382
Property, plant and equipment, net	326,685	298,347
Goodwill	1,790,053	1,651,993
Intangible assets, net	541,973	487,993
Lease assets - right of use	88,763	89,859
Other assets	348,609	357,401
Total assets	$4,432,363	$4,033,975

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of debt	$21,745	$15,000
Accounts payable	369,520	318,493
Accrued liabilities	295,204	298,558
Total current liabilities	686,469	632,051
Long-term debt	1,058,832	1,060,739
Other liabilities	575,291	532,936
Total liabilities	2,320,592	2,225,726
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,696,786 and 60,517,574 shares outstanding as of July 4, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,898,801	1,901,337
Retained earnings	720,467	597,180
Accumulated other comprehensive loss	(549,699)	(729,574)
Total ESAB Corporation equity	2,069,630	1,769,004
Noncontrolling interest	42,141	39,245
Total equity	2,111,771	1,808,249
Total liabilities and equity	$4,432,363	$4,033,975

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	$61	$1,901,849	$659,675	$(651,857)	$40,664	$1,950,392
Net income	—	—	—	66,883	—	1,221	68,104
Dividends declared ($0.10 per share)	—	—	—	(6,091)	—	—	(6,091)
Distributions to noncontrolling owners	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax benefit of $7,153	—	—	—	—	102,158	262	102,420
Common stock-based award activity	74,050	—	(3,048)	—	—	—	(3,048)
Balance at July 4, 2025	60,696,786	$61	$1,898,801	$720,467	$(549,699)	$42,141	$2,111,771

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	$60	$1,881,534	$406,867	$(647,661)	$41,578	$1,682,378
Net income	—	—	—	82,907	—	1,462	84,369
Dividends declared ($0.08 per share)	—	—	—	(4,856)	—	—	(4,856)
Distributions to noncontrolling owners	—	—	—	—	—	(1,218)	(1,218)
Other comprehensive loss, net of tax benefit of $79	—	—	—	—	(15,712)	(369)	(16,081)
Common stock-based award activity	14,417	—	4,833	—	—	—	4,833
Balance at June 28, 2024	60,438,838	$60	$1,886,367	$484,918	$(663,373)	$41,453	$1,749,425

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$137,936	$145,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	36,846	32,930
(Gain) loss on sale of property, plant and equipment	(5,703)	63
Stock-based compensation expense	9,900	9,886
Deferred income tax (benefit) expense	(6,761)	1,760
Non-cash interest expense	1,255	1,632
Pension settlement loss	—	12,155
Changes in operating assets and liabilities:
Trade receivables, net	(49,161)	(56,680)
Inventories, net	(37,407)	(42,144)
Accounts payable	23,183	53,574
Other operating assets and liabilities	(28,051)	(31,656)
Net cash provided by operating activities	82,037	127,483
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,474)	(16,437)
Proceeds from sale of property, plant and equipment	4,732	608
Acquisitions, net of cash received	(86,252)	(18,050)
Other investing	(500)	(3,059)
Net cash used in investing activities	(98,494)	(36,938)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	—	700,000
Proceeds from borrowings on revolving credit facilities and other	8,674	205,000
Repayments of borrowings on Term Loans	(5,000)	(597,500)
Repayments of borrowings on revolving credit facilities and other	—	(237,005)
Payment of debt issuance costs	—	(10,423)
Payment of dividends	(9,729)	(7,278)
Distributions to noncontrolling interest holders	(1,174)	(1,218)
Other financing	(12,418)	(5,295)
Net cash (used in) provided by financing activities	(19,647)	46,281
Effect of foreign exchange rates on Cash and cash equivalents	44,969	(10,359)
Increase in Cash and cash equivalents	8,865	126,467
Cash and cash equivalents, beginning of period	249,358	102,003
Cash and cash equivalents, end of period	$258,223	$228,470

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

The Company’s fiscal year ends December 31. The Company’s second quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the second quarter results for 2025 and 2024 refer to the 13-week periods ended July 4, 2025 and June 28, 2024, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and six months ended July 4, 2025, Russia represented approximately 5% of the Company’s total revenue and approximately $3 million and $7 million of its Net income, respectively. Russia also has approximately 5% of the Company’s total net assets as of July 4, 2025, including approximately $48 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $110 million as of July 4, 2025, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $10.5 million and $20.6 million during the three and six months ended July 4, 2025, respectively, and $9.7 million and $19.8 million for the three and six months ended June 28, 2024, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

Cash used in operating activities related to discontinued operations was $4.9 million and $7.2 million for the three and six months ended July 4, 2025, respectively, and $4.8 million and $8.5 million for the three and six months ended June 28, 2024, respectively.

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

The following describes our acquisition activity for the six months ended July 4, 2025.

On April 30, 2025, the Company completed the acquisition of Bavaria Schweisstechnik, a European provider of submerged-arc welding applications, for approximately $68 million, net of cash received. The Company recognized intangible assets and goodwill of approximately $26 million and $40 million, respectively.

On May 5, 2025, the Company entered into an agreement to acquire Aktiv Technologies Private Limited, a family-owned gas equipment manufacturer based in India, for approximately $29 million of cash consideration. This acquisition was subsequently completed on July 9, 2025.

On June 4, 2025, the Company completed the acquisition of DeltaP, a European provider of comprehensive medical central gas systems and aftermarket services, for approximately $16 million, net of cash received.

On June 13, 2025, the Company entered into an agreement to acquire EWM GmbH (“EWM”), a global leader in heavy industrial welding equipment and advanced automation, for approximately $324 million of cash consideration. 2025 EWM projected annual revenue is approximately $141 million.

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

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024

Equipment	$231,939	$231,659	$464,427	$446,518
Consumables	483,647	475,394	929,297	950,279
Total	$715,586	$707,053	$1,393,724	$1,396,797

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 4, 2025 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2024 and December 31, 2023, total contract liabilities were $26.4 million and $31.2 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and six months ended July 4, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $3.6 million and $13.6 million, respectively. During the three and six months ended June 28, 2024, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $5.1 million and $21.3 million, respectively. As of July 4, 2025 and June 28, 2024, total contract liabilities were $25.1 million and $27.9 million, respectively.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Six months ended July 4, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,850	$795	$(2,387)	$1,453	$23,711

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$68,591	$84,068	$138,686	$145,328
Distributed and undistributed earnings allocated to nonvested shares	(166)	(382)	(415)	(747)
Income from continuing operations attributable to common stockholders	$68,425	$83,686	$138,271	$144,581
Weighted-average shares of Common stock outstanding – basic	60,739,891	60,432,230	60,651,238	60,389,176
Income per share from continuing operations – basic	$1.13	$1.38	$2.28	$2.39

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$68,425	$83,686	$138,271	$144,581
Weighted-average shares of Common stock outstanding – basic	60,739,891	60,432,230	60,651,238	60,389,176
Net effect of potentially dilutive securities(2)	572,853	646,226	645,694	644,031
Weighted-average shares of Common stock outstanding – dilution	61,312,744	61,078,456	61,296,932	61,033,207
Net income per share from continuing operations – diluted	$1.12	$1.37	$2.26	$2.37
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.2 million and $3.7 million for the three and six months ended July 4, 2025, respectively, and $1.5 million and $3.1 million for the three and six months ended June 28, 2024, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

During the three and six months ended July 4, 2025, Income from continuing operations before income taxes was $88.1 million and $181.2 million, respectively, while Income tax expense was $18.3 million and $38.8 million, respectively. The effective tax rate was 20.8% and 21.4% for the three and six months ended July 4, 2025, respectively. The effective tax rate differed from the 2025 U.S. federal statutory rate of 21.0% primarily due to the mix of income outside of the U.S. taxed at different statutory tax rates.

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

7. Inventories, Net

Inventories, net consisted of the following:

	July 4, 2025	December 31, 2024
	(In thousands)
Raw materials	$158,375	$151,248
Work in process	49,803	41,698
Finished goods	315,650	251,994
	523,828	444,940
Allowance for excess, slow-moving and obsolete inventory	(49,733)	(41,229)
	$474,095	$403,711

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	July 4, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$49,712	$158,224	$46,395	$151,642
Compensation and related benefits	74,320	53,401	80,451	48,350
Asbestos liability	41,966	231,075	40,779	253,287
Contract liabilities	25,075	—	26,390	—
Lease liabilities	20,893	65,347	21,459	66,042
Warranty liability	13,268	—	12,794	—
Third-party commissions	14,099	—	17,346	—
Restructuring liability	5,606	—	4,732	374
Accrued interest	9,093	—	8,077	—
Other	41,172	67,244	40,135	13,241
	$295,204	$575,291	$298,558	$532,936

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended
	July 4, 2025	June 28, 2024
	(In thousands)
Warranty liability, beginning of period	$12,794	$12,606
Accrued warranty expense	4,428	6,693
Changes in estimates related to pre-existing warranties	697	1,074
Cost of warranty service work performed	(6,125)	(5,529)
Foreign exchange translation effect and other	1,474	(298)
Warranty liability, end of period	$13,268	$14,546

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended July 4, 2025
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring and other related charges:
Termination benefits(1)	$3,845	$4,401	$(4,012)	$691	$4,925
Facility closure costs and other(2)	1,261	1,488	(1,878)	(190)	681
	$5,106	$5,889	$(5,890)	$501	$5,606
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

10. Debt

The following table shows the components of the Company’s debt:

	July 4, 2025	December 31, 2024
	(In thousands)
Term loans	$380,000	$385,000
Senior unsecured notes	700,000	700,000
Other debt	8,725	—
Total debt	1,088,725	1,085,000
Current portion of debt	(21,745)	(15,000)
Unamortized deferred financing fees	(8,147)	(9,261)
Long-term debt	$1,058,832	$1,060,739

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

As of July 4, 2025, the Company’s debt primarily consisted of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027, with zero dollars drawn;

•A Term Loan A-1 Facility with an aggregate principal amount of $380 million and a maturity date of April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million and a maturity date of April 15, 2029.

The Credit Agreement and the Indenture contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of July 4, 2025. The Credit Agreement and the Indenture contain various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A-1 Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement and Senior Notes.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of July 4, 2025, the weighted-average interest rate of borrowings under the Credit Agreement and Indenture was 5.52%, including the net impact from the cross-currency swaps and excluding accretion of deferred financing fees, and there was $750 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $110.0 million. Total letters of credit of $28.5 million were outstanding as of July 4, 2025.

Deferred Financing Fees

The Company had total deferred financing fees of $8.6 million included in its Consolidated and Condensed Balance Sheets as of July 4, 2025, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Facilities and Senior Notes noted above will be amortized over the contractual term of the related facility and the costs associated with these will be amortized over the life of the Credit Agreement or the Indenture. Of the $8.6 million, $0.5 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $8.1 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within Long-term debt.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of July 4, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

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

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 10, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in accumulated other comprehensive loss (“AOCL”) and was recognized in earnings over the period the originally forecasted hedged transaction impacted earnings. The remaining $300 million swap was hedged against the remaining floating-rate debt through its maturity on April 3, 2025. Therefore, the Company does not have any interest rate swaps outstanding as of July 4, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges were classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Six Months Ended
Derivative Type	Gain Recognized in the Consolidated and Condensed Statements of Operations	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
		(In thousands)
Interest rate swap agreement(s)	Interest expense and other, net	$—	$(3,049)	$(1,414)	$(5,770)

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

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCI related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the six months ended July 4, 2025.

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

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Six Months Ended
Derivative Type	Loss (Gain) Recognized in the Consolidated and Condensed Statements of Operations	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
		(In thousands)
Cross-currency swap agreements	Interest expense and other, net	$1,575	$(1,175)	$(784)	$(2,354)

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	July 4, 2025		December 31, 2024
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$53,941	$—	$1,830	$—
Interest rate swap agreement	—	—	—	842
	$53,941	$—	$1,830	$842

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of July 4, 2025 and December 31, 2024, the Company had foreign currency contracts related to purchases and sales with notional values of $203.7 million and $178.7 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	July 4, 2025		December 31, 2024
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$1,474	$2,636	$379	$255

The amounts in the table above as of July 4, 2025 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.8 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Six Months Ended
Foreign Currency Contracts	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Change in unrealized gains	$2,578	$678	$1,285	$629
Realized gains	142	2,542	1,590	378

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 4, 2025				December 31, 2024
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$14,078	$—	$—	$14,078	$8,990	$—	$—	$8,990
Foreign currency contracts	—	3,410	—	3,410	—	657	—	657
Interest rate swap agreement	—	—	—	—	—	842	—	842
Deferred compensation plans	—	6,336	—	6,336	—	5,242	—	5,242
Other	—	1,380	—	1,380	—	—	—	—
	$14,078	$11,126	$—	$25,204	$8,990	$6,741	$—	$15,731

Liabilities:
Foreign currency contracts	$—	$2,249	$—	$2,249	$—	$781	$—	$781
Cross-currency swap agreements	—	53,941	—	53,941	—	1,830	—	1,830
Deferred compensation plans	—	6,336	—	6,336	—	5,242	—	5,242
	$—	$62,526	$—	$62,526	$—	$7,853	$—	$7,853

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement(s) using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the six months ended July 4, 2025, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the six months ended July 4, 2025.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the six months ended July 4, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the six months ended July 4, 2025 and June 28, 2024. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	48	—	—	—	48
Foreign currency translation adjustment	(421)	94,613	(15,371)	—	78,821
Gain on long-term intra-entity foreign currency transactions	—	391	—	—	391
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(373)	95,004	(15,371)	16	79,276
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	273	—	—	(1,832)	(1,559)
Net current period Other comprehensive (loss) income	(100)	95,004	(15,371)	(1,816)	77,717
Balance at April 4, 2025	(50,452)	(584,787)	(16,618)	—	(651,857)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(431)	117,446	(25,027)	—	91,988
Gain on long-term intra-entity foreign currency transactions	—	9,968	—	—	9,968
Other comprehensive (loss) income before reclassifications	(431)	127,414	(25,027)	—	101,956
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	202	—	—	—	202
Net current period Other comprehensive (loss) income	(229)	127,414	(25,027)	—	102,158
Balance at July 4, 2025	$(50,681)	$(457,373)	$(41,645)	$—	$(549,699)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) The amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized gain on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	(58,933)	(584,891)	(12,220)	8,383	(647,661)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6	(23,042)	686	—	(22,350)
Gain on long-term intra-entity foreign currency transactions	—	8,162	—	—	8,162
Unrealized gain on cash flow hedges	—	—	—	811	811
Other comprehensive income (loss) before reclassifications	6	(14,880)	686	811	(13,377)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	327	—	—	(2,662)	(2,335)
Net current period Other comprehensive income (loss)	333	(14,880)	686	(1,851)	(15,712)
Balance at June 28, 2024	$(58,600)	$(599,771)	$(11,534)	$6,532	$(663,373)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) The amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries, nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the U.S. Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual average settlement payment per asbestos claimant has fluctuated during the past several years while the number of cases has remained substantially even versus prior year. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

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

The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability at its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or a range of reasonably possible losses is estimable at the current time. Accordingly, no accrual has been recorded for any costs that may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to efforts to recover insurance from the subsidiaries’ insurers are expensed as incurred.

Each subsidiary has separate insurance coverage that was acquired prior to Company ownership. The Company estimates the insurance assets for each subsidiary based upon the applicable policy language, expected recoveries and allocation methodologies, and law pertaining to the affected subsidiary’s insurance policies.

Asbestos-related claims activity since December 31 is as follows:

	Six Months Ended
	July 4, 2025	June 28, 2024
	(Number of claims)
Claims unresolved, beginning of period	13,758	13,648
Claims filed(1)	2,529	2,517
Claims resolved(2)	(1,467)	(1,447)
Claims unresolved, end of period	14,820	14,718
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	July 4, 2025	December 31, 2024
	(In thousands)
Long-term asbestos insurance asset(1)	$214,306	$234,951
Long-term asbestos insurance receivable(1)	18,072	16,691
Accrued asbestos liability(2)	41,966	40,779
Long-term asbestos liability(3)	231,075	253,287
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

The Company’s management considers its Chief Operating Decision Maker (“CODM”) as Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segment, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition - amortization and other related charges and depreciation and other amortization. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Net sales:
Americas	$282,729	$309,765	$563,394	$605,812
EMEA & APAC	432,857	397,288	830,330	790,985
	$715,586	$707,053	$1,393,724	$1,396,797
Cost of sales:
Americas	$171,558	$186,895	$342,166	$371,891
EMEA & APAC	277,981	249,843	530,309	499,564
	$449,539	$436,738	$872,475	$871,455
Allocated operating expense:
Americas	$10,077	$15,982	$27,517	$33,719
EMEA & APAC	24,365	24,197	51,159	50,679
	$34,442	$40,179	$78,676	$84,398
Other operating expense:
Americas	$44,331	$42,204	$82,428	$81,420
EMEA & APAC	43,776	46,959	82,747	89,414
	$88,107	$89,163	$165,175	$170,834
Adjusted EBITDA(1):
Americas	$56,763	$64,684	$111,283	$118,782
EMEA & APAC	86,735	76,289	166,115	151,328
	$143,498	$140,973	$277,398	$270,110
Depreciation, amortization and other impairment charges:
Americas	$8,644	$7,655	$16,848	$15,504
EMEA & APAC	10,711	8,888	19,998	17,426
	$19,355	$16,543	$36,846	$32,930
Capital expenditures:
Americas	$4,381	$3,942	$8,116	$6,229
EMEA & APAC	4,799	5,081	8,358	10,208
	$9,180	$9,023	$16,474	$16,437
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(In thousands)
Net income from continuing operations	$69,812	$85,530	$142,376	$148,433
Income tax expense	18,283	17,885	38,782	36,389
Interest expense and other, net	20,999	15,940	37,781	33,031
Pension settlement loss	—	—	—	12,155
Restructuring and other related charges(1)	1,390	4,773	5,889	6,697
Acquisition - amortization and other related charges(2)	21,592	7,730	31,193	15,507
Depreciation and other amortization	11,422	9,115	21,377	17,898
Adjusted EBITDA	$143,498	$140,973	$277,398	$270,110

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
(2) Includes transaction, diligence and integration expenses totaling $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively, and $0.5 million and $0.6 million for the three and six months ended June 28, 2024, respectively. Additionally, it includes amortization of intangibles and fair value charges on acquired inventories totaling $8.8 million and $17.0 million three and six months ended July 4, 2025, respectively, and $7.3 million and $14.9 million for the three and six months ended June 28, 2024, respectively.

	July 4, 2025	December 31, 2024
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	31,270	28,885
	$31,270	$28,885
Total assets:
Americas	$1,811,198	$1,796,167
EMEA & APAC	2,621,165	2,237,808
	$4,432,363	$4,033,975
Property, plant and equipment, net(1):
United States	$72,004	$73,036
Czech Republic	62,285	55,554
India	32,249	31,506
Mexico	22,974	20,495
Poland	19,825	17,227
Other foreign countries	117,348	100,529
	$326,685	$298,347
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

16. Subsequent Event

The dividend of $6.1 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at July 4, 2025 was paid on July 18, 2025 to stockholders of record as of July 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward looking statements.

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in Part I. Item 1A. in our 2024 Form 10-K and in Part II. Item 1A in our Form 10-Q for the quarterly period ended April 4, 2025 (the “2025 Q1 Form 10-Q”).

See Part I. Item 1.A. “Risk Factors” in our 2024 Form 10-K and in Part II. Item 1A in our 2025 Q1 Form 10-Q for a further discussion regarding reasons that actual results and outcomes, and the timing of results and outcomes, may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-Q. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions are aligned with this strategic direction. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

Because our products and services are available worldwide, we rely on a global supply chain to source raw materials, parts and components. The majority of our sales are derived from international operations and, as such, we are subject to specific risks associated with changes in the United States policy regarding international trade and other retaliatory trade measures that the United States and foreign governments may take, including the imposition of tariffs, sanctions, export or import controls and other measures that restrict international trade. The United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory announcements and trade actions. While certain of the tariffs have been and may be delayed, others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential action, bilateral negotiations, judicial orders or congressional actions, and tariffs announced by other countries can be affected by similar developments. These and future changes in tariffs and trade policies have resulted and could result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risks, any or all of which could adversely affect our business, financial condition and results of operations, perhaps materially or in ways that we cannot predict.

We are actively monitoring and evaluating these developments and the potential impacts of trade policy and tariffs on our business, supply chain and results of operations. We maintain operations worldwide, including in the jurisdictions impacted by the recently announced and contemplated tariffs. If tariffs continue to be maintained at current levels, and/or the United States government or foreign governments impose further retaliatory tariffs or other trade restrictive measures in response, then in addition to the efforts reflected in the discussion that follows, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased supply chain costs, decreased demand and other adverse economic impacts. The net effect of these actions on our company will depend on our ability to successfully mitigate and offset their impact, which efforts may not be effective. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies or other measures, our business could be negatively affected and produce additional impacts. Please refer to Part I. Item 1.A. “Risk Factors” in our 2024 Form 10-K and in Part II. Item 1A in our 2025 Q1 Form 10-Q for additional information. The full impact of the matters noted above on the Company, our customers and suppliers, the overall economy and capital markets remains uncertain.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and six months ended July 4, 2025 and June 28, 2024.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 4, 2025 and June 28, 2024 is affected by the following significant factors:

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as Part I. Item 1.A. “Risk Factors” section of the 2024 Form 10-K, as updated by our 2025 Q1 Form 10-Q, for additional information.

Tariffs

The Company continues to actively monitor the changes in United States policy regarding international trade, including the recent progress in reaching or progressing international trade agreements with major counterparties. As reflected in the discussions that follow, the United States policy regarding international trade and actions taken in response to it have had a variety of impacts on our results of operations during 2025, including decreased sales levels and increased raw material costs.

For additional information on the risks of United States policy regarding international trade to the Company’s operations, refer to the “Part II. Item 1A. Risk Factors” section in our 2025 Q1 Form 10-Q.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions.

For additional information on our acquisitions, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q.

Foreign Currency Fluctuations

A significant portion of our Net sales, 80% and 79% for the three and six months ended July 4, 2025, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended July 4, 2025 compared to the three months ended June 28, 2024, fluctuations in foreign currencies increased Net sales by 0.5% and Gross profit by 0.6% and Selling, general and administrative expenses by 1.1%.

For the six months ended July 4, 2025 compared to the six months ended June 28, 2024, fluctuations in foreign currencies reduced Net sales by 1.6% and Gross profit by 1.1% and Selling, general and administrative expenses by 0.9%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition due diligence and transaction expenses, amortization of intangibles and fair value charges on acquired inventories and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three and six months ended July 4, 2025 and June 28, 2024. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and six months ended July 4, 2025 and June 28, 2024.

	Three Months Ended July 4, 2025			Six Months Ended July 4, 2025
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$69.8			$142.4
Income tax expense			18.3			38.8
Interest expense and other, net			21.0			37.8
Operating income (GAAP)(1)	$42.4	$66.7	$109.1	$85.7	$133.3	$218.9
Adjusted to add:
Restructuring and other related charges(2)	0.5	0.9	1.4	2.2	3.7	5.9
Acquisition-amortization and other related charges(3)	10.0	11.5	21.6	15.7	15.5	31.2
Depreciation and other amortization	3.8	7.6	11.4	7.7	13.6	21.4
Adjusted EBITDA (non-GAAP)(1)	56.8	86.7	143.5	111.3	166.1	277.4
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.0	5.0	—	11.0	11.0
Core adjusted EBITDA (non-GAAP)(1)	$56.8	$81.7	$138.5	$111.3	$155.1	$266.4
Adjusted EBITDA margin (non-GAAP)	20.1%	20.0%	20.1%	19.8%	20.0%	19.9%
Core adjusted EBITDA margin (non-GAAP)(5)	20.1%	20.6%	20.4%	19.8%	20.4%	20.1%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively, and amortization of intangibles and fair value charges on acquired inventories totaling $8.8 million and $17.0 million three and six months ended July 4, 2025, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $37.1 million and $68.4 million relating to Russia for the three and six months ended July 4, 2025, respectively.

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$85.5			$148.4
Income tax expense			17.9			36.4
Interest expense and other, net			15.9			33.0
Pension settlement loss			—			12.2
Operating income (GAAP)	$55.9	$63.4	$119.4	$101.9	$128.1	$230.0
Adjusted to add:
Restructuring and other related charges(2)	0.8	4.0	4.8	1.1	5.6	6.7
Acquisition-amortization and other related charges(3)	4.3	3.3	7.7	8.7	6.8	15.5
Depreciation and other amortization	3.7	5.5	9.1	7.2	10.7	17.9
Adjusted EBITDA (non-GAAP)	64.7	76.3	141.0	118.8	151.3	270.1
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.9	6.9	—	12.9	12.9
Core adjusted EBITDA (non-GAAP)	$64.7	$69.3	$134.0	$118.8	$138.5	$257.3
Adjusted EBITDA margin (non-GAAP)	20.9%	19.2%	19.9%	19.6%	19.1%	19.3%
Core adjusted EBITDA margin (non-GAAP)(5)	20.9%	19.5%	20.1%	19.6%	19.3%	19.5%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $0.5 million and $0.6 million for the three and six months ended June 28, 2024, respectively, and amortization of intangibles and fair value charges on acquired inventories totaling $7.3 million and $14.9 million for the three and six months ended June 28, 2024, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $40.7 million and $74.4 million relating to Russia for the three and six months ended June 28, 2024, respectively.

Total Company

Sales

The following table presents the components of changes in our Net sales for the three and six months ended July 4, 2025 compared to the prior year period.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)(1)
For the three and six months ended June 28, 2024	$707.1		$1,396.8
Components of Change:
Existing businesses (organic sales)(2)	(15.6)	(2.2)%	(16.7)	(1.2)%
Acquisitions(3)	20.9	3.0%	35.7	2.6%
Foreign currency translation(4)	3.2	0.5%	(22.1)	(1.6)%
Total Net sales growth (decline)	8.5	1.2%	(3.1)	(0.2)%
For the three and six months ended July 4, 2025	$715.6		$1,393.7
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

Net sales from existing businesses decreased by $15.6 million during the three months ended July 4, 2025, compared to the prior year period. Volume declined by $23.2 million, primarily due to reduced customer demand in the Americas due to tariff uncertainty impacting our Mexico business and delayed automation purchases across North America and lower volumes in Russia. This was partially offset by strong growth in the EMEA and APAC markets and $7.6 million in price increases. The increase in net sales from acquisitions was attributable to ESAB Bangladesh Private Limited (“ESAB Bangladesh”), SUMIG Soluções para Solda e Corte Ltda. (“SUMIG”), Bavaria Schweisstechnik (“Bavaria”) and DeltaP. The changes in foreign exchange rates caused a $3.2 million favorable currency translation impact.

Net sales from existing businesses decreased by $16.7 million during the six months ended July 4, 2025, compared to the prior year period, due to a $30.3 million decrease in sales volume due to drivers such as tariffs in the Americas partially offset by customer pricing increases of $13.6 million. The increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh, SUMIG, Bavaria and DeltaP. The changes in foreign exchange rates caused a $22.1 million unfavorable currency translation impact.

Sales excluding Russia

The following table presents the components of changes in our Net sales excluding Russia (“Core sales”) for the three and six months ended July 4, 2025 compared to the prior year period.

	Three Months Ended		Six Months Ended
	Core Sales(5)	Change %	Core Sales(1)(5)	Change %
	(Dollars in millions)(1)
For the three and six months ended June 28, 2024	$666.3		$1,322.4
Components of Change:
Existing businesses (core organic sales)(2)	(6.9)	(1.0)%	(5.5)	(0.4)%
Acquisitions(3)	20.9	3.1%	35.7	2.7%
Foreign currency translation(4)	(1.9)	(0.3)%	(27.3)	(2.1)%
Total Core sales growth	12.1	1.8%	2.9	0.2%
For the three and six months ended July 4, 2025	$678.5		$1,325.3
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
(5) Net sales relating to Russia were $37.1 million and $40.7 million for the three months ended July 4, 2025 and June 28, 2024, respectively, and $68.4 million and $74.4 million for the six months ended July 4, 2025 and June 28, 2024, respectively.

Core sales from existing businesses decreased by $6.9 million during the three months ended July 4, 2025 compared to the prior year period primarily due to a $14.2 million decrease in sales volume as described above partially offset by customer pricing increases of $7.4 million. The $20.9 million increase in net sales from acquisitions was attributable to ESAB Bangladesh, SUMIG, Bavaria and DeltaP. The changes in foreign exchange rates caused a $1.9 million unfavorable currency translation impact.

Core Sales from existing businesses decreased by $5.5 million during the six months ended July 4, 2025 compared to the prior year period primarily due to a $17.8 million decrease in sales volume as described above partially offset by customer pricing increases of $12.3 million. The $35.7 million increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh, SUMIG, Bavaria and DeltaP. The changes in foreign exchange rates caused a $27.3 million unfavorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Gross profit	$266.0	$270.3	$521.2	$525.3
Gross profit margin	37.2%	38.2%	37.4%	37.6%
Selling, general and administrative expense	$155.6	$146.2	$296.4	$288.6
Net income from continuing operations	$69.8	$85.5	$142.4	$148.4
Net income margin from continuing operations	9.8%	12.1%	10.2%	10.6%
Adjusted EBITDA (non-GAAP)	$143.5	$141.0	$277.4	$270.1
Adjusted EBITDA margin (non-GAAP)	20.1%	19.9%	19.9%	19.3%
Core adjusted EBITDA (non-GAAP)	$138.5	$134.0	$266.4	$257.3
Core adjusted EBITDA margin (non-GAAP)	20.4%	20.1%	20.1%	19.5%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$1.4	$4.8	$5.9	$6.7
Acquisition-amortization and other related charges(2)	21.6	7.7	31.2	15.5
Interest expense and other, net	21.0	15.9	37.8	33.0
Income tax expense	18.3	17.9	38.8	36.4
Pension settlement loss	—	—	—	12.2
Depreciation and other amortization	11.4	9.1	21.4	17.9
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$5.0	$6.9	$11.0	$12.9
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination, impairment of long-lived assets and other costs in connection with the closure of and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively, and $0.5 million and $0.6 million for the three and six months ended June 28, 2024, respectively. Additionally, it includes amortization of intangibles and fair value charges on acquired inventories totaling $8.8 million and $17.0 million three and six months ended July 4, 2025, respectively, and $7.3 million and $14.9 million for the three and six months ended June 28, 2024, respectively.
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Second Quarter of 2025 Compared to Second Quarter of 2024

Gross profit decreased by $4.3 million and related margin decreased 100 basis points in the second quarter of 2025 compared to the prior year period primarily attributable to decreases in sales volume in the Americas segment and higher tariff-related material costs partially offset by accretion from acquisitions, favorable foreign currency impact and price increases. Selling, general and administrative expense increased by $9.4 million in the second quarter of 2025 compared to the prior year period primarily due to increases from acquisitions and related transaction costs and unfavorable foreign currency impact partially offset by benefits from EBX driven savings. The effective tax rate of 20.8% for the quarter ended July 4, 2025 differed from the effective tax rate of 17.3% for the same period ended June 28, 2024 due to a favorable final ruling in a tax case in a foreign jurisdiction in 2024.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA provisions include immediate deduction of domestic Research and Development (R&D) expenditures, reinstatement of 100% first-year bonus depreciation, permanent extension of most expiring Tax Cuts and Jobs Act provisions, and international tax changes. The Company does not currently expect the impact of the OBBBA to be material to 2025.

Net income from continuing operations decreased $15.7 million primarily due to the aforementioned factors as well as higher Interest expense and other, net mainly driven by the interest rate on our borrowings being higher than the prior year period. For additional information on the Interest expense and other, net impact, refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q. Adjusted EBITDA increased $2.5 million and related margin expanded 20 basis points compared to the same period in the prior year. Core adjusted EBITDA increased $4.5 million and related margin expanded by 30 basis points compared to the same period in the prior year.

Six Months Ended July 4, 2025 Compared to Six Months Ended June 28, 2024

Gross profit decreased $4.1 million and related margin decreased by 20 basis points in the six months ended July 4, 2025 compared to the prior year period primarily attributable to higher material costs and decrease in sales volume partially offset by accretion from acquisitions and price increases. Selling, general and administrative expense increased $7.8 million in the six months ended July 4, 2025 compared to the prior year period primarily due to increases from acquisitions and related transaction costs partially offset by benefits from EBX driven savings and gains on the disposition of properties. The effective tax rate of 21.4% for the six months ended July 4, 2025 differed from the effective tax rate of 19.7% for the same period ending June 28, 2024 due to discrete tax adjustments in 2024 for a favorable final ruling in a tax case in a foreign jurisdiction. Refer to above for further information on the anticipated OBBBA impact on the tax rate and related expense.

Net income from continuing operations decreased $6.0 million in the six months ended July 4, 2025 compared to the prior year period primarily due to the aforementioned factors as well as higher Interest expense and other, net largely driven by the interest rate on our borrowings being higher than the prior year period partially offset by the $12.2 million non-cash pension settlement loss in 2024. For additional information on the Interest expense and other, net impact, refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q. Adjusted EBITDA increased $7.3 million and Adjusted EBITDA margin expanded by 60 basis points in the six months ended July 4, 2025 compared to the prior year period due to the aforementioned factors. Core adjusted EBITDA increased by $9.1 million and Core adjusted EBITDA margin expanded by 60 basis points.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Net sales	$282.7	$309.8	$563.4	$605.8
Gross profit	$111.2	$122.9	$221.2	$233.9
Gross profit margin	39.3%	39.7%	39.3%	38.6%
Selling, general and administrative expense	$68.3	$66.1	$133.4	$131.0
Adjusted EBITDA (non-GAAP)	$56.8	$64.7	$111.3	$118.8
Adjusted EBITDA margin (non-GAAP)	20.1%	20.9%	19.8%	19.6%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.5	$0.8	$2.2	$1.1
Acquisition - amortization and other related charges	10.0	4.3	15.7	8.7
Depreciation and other amortization	$3.8	$3.7	$7.7	$7.2

Second Quarter of 2025 Compared to Second Quarter of 2024

Net sales in our Americas segment decreased $27.1 million in the second quarter of 2025 compared with the prior year period. Net sales from existing business decreased $22.4 million primarily due to reduced sales volumes primarily driven by tariff uncertainty impacting our Mexico business and delayed automation purchases across North America partially offset by pricing increases. In addition, there was $12.9 million of unfavorable currency translation. The acquisition of SUMIG contributed a $8.2 million increase to Net sales from acquisitions. Gross profit decreased by $11.7 million attributable to decreases in sales volumes partially offset by accretion from acquisitions and price increases. Selling, general and administrative expense remained relatively consistent compared with the prior year primarily due to acquisition-related transaction costs partially offset by benefits from EBX driven savings. Adjusted EBITDA decreased $7.9 million primarily due to the aforementioned factors.

Six Months Ended July 4, 2025 Compared to Six Months Ended June 28, 2024
Net sales in our Americas segment decreased $42.4 million in the six months ended July 4, 2025 compared with the prior year period. Net sales from existing business decreased $29.4 million primarily due to reduced sales volumes primarily driven by tariff costs and related impacts partially offset by pricing increases. In addition, there was $30.8 million in unfavorable currency translation. The Sager S.A. and SUMIG acquisitions contributed a $17.8 million increase to Net sales from acquisitions. Gross profit decreased $12.7 million attributable to higher material costs and decreases in sales volume partially offset by accretion from acquisitions and price increases. Selling, general and administrative expense remained relatively consistent compared with the prior year period primarily due to acquisition-related transaction costs partially offset by benefits from EBX driven savings. Adjusted EBITDA decreased $7.5 million and Adjusted EBITDA margin remained relatively consistent with the prior year period primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
	(Dollars in millions)
Net sales	$432.9	$397.3	$830.3	$791.0
Gross profit	$154.9	$147.4	$300.0	$291.4
Gross profit margin	35.8%	37.1%	36.1%	36.8%
Selling, general and administrative expense	$87.2	$80.1	$163.0	$157.6
Adjusted EBITDA (non-GAAP)	$86.7	$76.3	$166.1	$151.3
Adjusted EBITDA margin (non-GAAP)	20.0%	19.2%	20.0%	19.1%
Core adjusted EBITDA (non-GAAP)	$81.7	$69.3	$155.1	$138.5
Core adjusted EBITDA margin (non-GAAP)	20.6%	19.5%	20.4%	19.3%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.9	$4.0	$3.7	$5.6
Acquisition - amortization and other related charges	11.5	3.3	15.5	6.8
Pension settlement loss	—	—	—	12.2
Depreciation and other amortization	7.6	5.5	13.6	10.7
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$5.0	$6.9	$11.0	$12.9

Second Quarter of 2025 Compared to Second Quarter of 2024

Net sales in our EMEA & APAC segment increased $35.6 million in the second quarter of 2025 compared with the prior year period. This was primarily due to an increase in Net sales from existing business in Core markets of $15.5 million primarily resulting from increases in sales volume in high-growth markets, a $12.7 million increase related to the acquisition of ESAB Bangladesh, Bavaria and DeltaP and a $16.1 million favorable foreign currency impact; these were partially offset by $8.7 million of lower sales in Russia. Gross profit increased by $7.5 million in the second quarter of 2025 compared with the prior year period primarily due to accretion from acquisitions, increased sales volumes and foreign currency translation impacts partially offset by pricing decreases. Selling, general and administrative expense increased $7.1 million in the second quarter of 2025 compared with the prior year period largely due to acquisitions and an unfavorable currency translation impact partially offset by a gain on disposition of property. Adjusted EBITDA increased $10.4 million and related margin expanded by 80 basis points and Core adjusted EBITDA increased to $81.7 million and the related margin expanded by 110 basis points in the second quarter of 2025 compared with the prior year period primarily because of the aforementioned factors.
Six Months Ended July 4, 2025 Compared to Six Months Ended June 28, 2024
Net sales in our EMEA & APAC segment increased $39.3 million in the six months ended July 4, 2025 compared with the prior year period. This was primarily due to an increase in Net sales from existing business in Core markets of $23.9 million driven by increases in sales volume in high-growth markets partially offset by lower pricing, a $17.9 million increase related to the acquisition of ESAB Bangladesh, Bavaria and DeltaP and a $8.7 million in favorable foreign currency impact; these were partially offset by $11.2 million of lower sales in Russia. Gross profit increased $8.6 million in the six months ended July 4, 2025 compared with the prior year period due to accretion from acquisitions and increased sales volumes partially offset by lower pricing. Selling, general and administrative expense increased $5.4 million in the six months ended July 4, 2025 compared with the prior year period primarily due to acquisitions and related costs partially offset by a gain on disposition of property. Adjusted EBITDA increased $14.8 million and Adjusted EBITDA margin expanded 90 basis points and Core adjusted EBITDA increased to $155.1 million and Core adjusted EBITDA margin expanded 110 basis points in the six months ended July 4, 2025 compared with the prior year period primarily because of the aforementioned factors.

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

As of July 4, 2025, we were in compliance with the covenants under the Credit Agreement and the Indenture. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indenture was 5.52%, excluding accretion of deferred financing fees. As of the end of the second quarter, we had the capacity for additional indebtedness of up to $750 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50.0 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we have used from time to time in the past for short-term working capital needs. Refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the six months ended July 4, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of July 4, 2025, we had $258.2 million of Cash and cash equivalents, an increase of $8.9 million from the balance of $249.4 million as of December 31, 2024.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 4, 2025	June 28, 2024
	(Dollars in millions)(1)
Net cash provided by operating activities	$82.0	$127.5
Purchases of property, plant and equipment	(16.5)	(16.4)
Proceeds from sale of property, plant and equipment	4.7	0.6
Acquisitions, net of cash received	(86.3)	(18.1)
Other investing	(0.5)	(3.1)
Net cash used in investing activities	(98.5)	(36.9)
Proceeds from borrowings on Senior Notes	—	700.0
Proceeds from borrowings on revolving credit facilities and other	8.7	205.0
Repayments of borrowings on Term Loans	(5.0)	(597.5)
Repayments of borrowings on revolving credit facilities and other	—	(237.0)
Payment of debt issuance costs	—	(10.4)
Payment of dividends	(9.7)	(7.3)
Distributions to noncontrolling interest holders	(1.2)	(1.2)
Other financing	(12.4)	(5.3)
Net cash (used in) provided by financing activities	(19.6)	46.3
Effect of foreign exchange rates on Cash and cash equivalents	45.0	(10.4)
Increase in Cash and cash equivalents	$8.9	$126.5
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the six months ended July 4, 2025 decreased due to lower operating income and higher working capital requirements, including additional investment in inventory in North America due to uncertainties related to tariffs.

•Discontinued operations for the six months ended July 4, 2025 and June 28, 2024 included outflows of $7.2 million and $8.5 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $5.9 million and $5.4 million for the six months ended July 4, 2025 and June 28, 2024, respectively. These payments included severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities during the six months ended July 4, 2025 primarily comprise approximately $86 million of cash used for the acquisitions of Bavaria and DeltaP and during the six months ended June 28, 2024 included approximately $18 million of cash used for the acquisition of Sager S.A.

Our Cash and cash equivalents as of July 4, 2025 included $241.7 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. A hypothetical increase in interest rates of 1% during the six months ended July 4, 2025 would have increased interest expense by approximately $4 million. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In April 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 Facility. As a result, the Company terminated one of these swaps hedging only $300 million of our floating-rate debt. The remaining swap matured during the first quarter in 2025, therefore no remaining interest rate swaps remained as of quarter end. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended July 4, 2025, approximately 79% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of July 4, 2025 would result in a reduction in Equity of approximately $201 million. As of July 4, 2025, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 4, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2024 Form 10-K filed with the SEC on February 20, 2025, as updated by the “Risk Factors” section in Part II. Item 1A of the Company’s Form 10-Q for the quarterly period ended April 4, 2025 filed with the SEC on May 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 31, 2025, the Company and Eleanor Lukens commenced the transition of her prior duties as President, Americas of the Company.

(c) Trading Plans

On May 16, 2025, Ms. Eleanor Lukens, President, Americas of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 5,518 shares of Company common stock between August 15, 2025 and May 13, 2026, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options and (ii) 2,770 shares of Company common stock between January 26, 2026 and May 13, 2026, subject to certain conditions.

On June 6, 2025, Mr. Kevin Johnson, Chief Financial Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 9,139 shares of Company common stock between September 8, 2025 and February 24, 2026, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 24, 2026 and (ii) 7,300 shares of Company common stock between September 8, 2025 and February 22, 2027, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 23, 2027.

On June 13, 2025, Mr. Shyam P. Kambeyanda, the President and Chief Executive Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 59,404 shares of Company common stock between September 15, 2025 and February 23, 2026, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 24, 2026 and (ii) 9,286 shares of Company common stock between September 15, 2025 and February 27, 2026, subject to certain conditions.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1#	Amended and Restated ESAB Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on May 14, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 4, 2025 is formatted in Inline XBRL (included as Exhibit 101).
# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	August 6, 2025

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	August 6, 2025

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	August 6, 2025