Form 10-Q
period 2025-10-03
ESAB Corp
filed 2025-10-29
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2025
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 22, 2025, there were 60,710,966 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales	$727,845	$673,250	$2,121,569	$2,070,047
Cost of sales	458,545	419,460	1,331,020	1,290,915
Gross profit	269,300	253,790	790,549	779,132
Selling, general and administrative expense	158,335	145,900	454,756	434,537
Restructuring and other related charges	4,347	1,875	10,236	8,572
Operating income	106,618	106,015	325,557	336,023
Pension settlement loss	—	—	—	12,155
Interest expense and other, net	23,584	16,894	61,365	49,925
Income from continuing operations before income taxes	83,034	89,121	264,192	273,943
Income tax expense	17,694	18,074	56,476	54,463
Net income from continuing operations	65,340	71,047	207,716	219,480
Loss from discontinued operations, net of taxes	(8,819)	(1,214)	(13,259)	(3,684)
Net income	56,521	69,833	194,457	215,796
Income attributable to noncontrolling interest, net of taxes	(1,674)	(1,593)	(5,364)	(4,698)
Net income attributable to ESAB Corporation	$54,847	$68,240	$189,093	$211,098
Earnings (loss) per share – basic
Income from continuing operations	$1.05	$1.14	$3.33	$3.54
Loss on discontinued operations	(0.15)	(0.02)	(0.22)	(0.06)
Net income per share – basic	$0.90	$1.12	$3.11	$3.48
Earnings (loss) per share – diluted
Income from continuing operations	$1.04	$1.13	$3.29	$3.50
Loss on discontinued operations	(0.14)	(0.02)	(0.22)	(0.06)
Net income per share – diluted	$0.90	$1.11	$3.07	$3.44

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income	$56,521	$69,833	$194,457	$215,796
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense (benefit) of $947, $(2,871), $(10,625) and $(924)	(6,087)	63,675	175,461	23,764
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $—, $(911), $(497) and $(1,155)	—	(3,130)	(1,816)	(3,968)
Defined benefit pension and other post-retirement plan activity, net of tax expense of $50, $23, $158 and $270	250	343	773	1,299
Other comprehensive (loss) income	(5,837)	60,888	174,418	21,095
Comprehensive income	50,684	130,721	368,875	236,891
Comprehensive income attributable to noncontrolling interest	(348)	(2,302)	(4,418)	(4,715)
Comprehensive income attributable to ESAB Corporation	$50,336	$128,419	$364,457	$232,176

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	October 3, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,219	$249,358
Trade receivables, less allowance for credit losses of $23,557 and $23,850	460,469	370,321
Inventories, net	503,722	403,711
Prepaid expenses	64,291	55,665
Other current assets	87,020	69,327
Total current assets	1,333,721	1,148,382
Property, plant and equipment, net	357,927	298,347
Goodwill	1,962,752	1,651,993
Intangible assets, net	684,439	487,993
Lease assets - right of use	133,751	89,859
Other assets	396,813	357,401
Total assets	4,869,403	4,033,975

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of debt	2,175	15,000
Accounts payable	342,214	318,493
Accrued liabilities	324,685	298,558
Total current liabilities	669,074	632,051
Long-term debt	1,334,123	1,060,739
Other liabilities	704,179	532,936
Total liabilities	2,707,376	2,225,726
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,709,740 and 60,517,574 shares outstanding as of October 3, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,900,871	1,901,337
Retained earnings	769,226	597,180
Accumulated other comprehensive loss	(554,210)	(729,574)
Total ESAB Corporation equity	2,115,948	1,769,004
Noncontrolling interest	46,079	39,245
Total equity	2,162,027	1,808,249
Total liabilities and equity	$4,869,403	$4,033,975

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	61	1,901,849	659,675	(651,857)	40,664	1,950,392
Net income	—	—	—	66,883	—	1,221	68,104
Dividends declared ($0.10 per share)	—	—	—	(6,091)	—	—	(6,091)
Distributions to noncontrolling owners	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax benefit of $7,153	—	—	—	—	102,158	262	102,420
Common stock-based award activity	74,050	—	(3,048)	—	—	—	(3,048)
Balance at July 4, 2025	60,696,786	61	1,898,801	720,467	(549,699)	42,141	2,111,771
Net income	—	—	—	54,847	—	1,674	56,521
Dividends declared ($0.10 per share)	—	—	—	(6,088)	—	—	(6,088)
Distributions and purchases relating to noncontrolling owners	—	—	—	—	—	3,590	3,590
Other comprehensive income, net of tax expense of $997	—	—	—	—	(4,511)	(1,326)	(5,837)
Common stock-based award activity	12,954	—	2,070	—	—	—	2,070
Balance at October 3, 2025	60,709,740	$61	$1,900,871	$769,226	$(554,210)	$46,079	$2,162,027

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	59,951	—	1,643	61,594
Dividends declared ($0.06 per share)	—	—	—	(3,641)	—	—	(3,641)
Other comprehensive loss, net of tax expense of $2,029	—	—	—	—	(23,389)	(323)	(23,712)
Common stock-based award activity	128,787	—	480	—	—	—	480
Balance at March 29, 2024	60,424,421	60	1,881,534	406,867	(647,661)	41,578	1,682,378
Net income	—	—	—	82,907	—	1,462	84,369
Dividends declared ($0.08 per share)	—	—	—	(4,856)	—	—	(4,856)
Distributions to noncontrolling owners	—	—	—	—	—	(1,218)	(1,218)
Other comprehensive loss, net of tax benefit of $79	—	—	—	—	(15,712)	(369)	(16,081)
Common stock-based award activity	14,417	—	4,833	—	—	—	4,833
Balance at June 28, 2024	60,438,838	60	1,886,367	484,918	(663,373)	41,453	1,749,425
Net income	—	—	—	68,240	—	1,593	69,833
Dividends declared ($0.08 per share)	—	—	—	(4,858)	—	—	(4,858)
Distributions to noncontrolling owners	—	—	2,860	—	(1,706)	(3,155)	(2,001)
Other comprehensive loss, net of tax benefit of $3,759	—	—	—	—	60,179	709	60,888
Common stock-based award activity	5,408	—	4,438	—	—	—	4,438
Balance at September 27, 2024	60,444,246	$60	$1,893,665	$548,300	$(604,900)	$40,600	$1,877,725

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$194,457	$215,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	58,731	50,028
Net gain on sale of property, plant and equipment	(5,697)	(1,060)
Stock-based compensation expense	12,542	14,473
Deferred income tax (benefit) expense	(7,707)	2,394
Non-cash interest expense	1,882	2,259
Pension settlement loss	—	12,155
Changes in operating assets and liabilities:
Trade receivables, net	(50,381)	(39,075)
Inventories, net	(28,924)	(31,651)
Accounts payable	(9,893)	16,895
Other operating assets and liabilities	(1,496)	(13,691)
Net cash provided by operating activities	163,514	228,523
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,654)	(27,071)
Proceeds from sale of property, plant and equipment	4,731	3,452
Acquisitions, net of cash received	(439,669)	(86,537)
Other investing	539	(4,058)
Net cash used in investing activities	(462,053)	(114,214)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	—	700,000
Proceeds from borrowings on revolving credit facilities and other	359,591	205,000
Repayments of borrowings on Term Loans	(10,000)	(597,500)
Repayments of borrowings on revolving credit facilities and other	(90,442)	(236,623)
Payment of debt issuance costs	—	(10,423)
Payment of dividends	(15,821)	(12,135)
Distributions to noncontrolling interest holders	(3,057)	(2,644)
Other financing	(13,008)	(5,099)
Net cash provided by financing activities	227,263	40,576
Effect of foreign exchange rates on Cash and cash equivalents	40,137	(3,218)
(Decrease) increase in Cash and cash equivalents	(31,139)	151,667
Cash and cash equivalents, beginning of period	249,358	102,003
Cash and cash equivalents, end of period	$218,219	$253,670

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

The Company’s fiscal year ends December 31. The Company’s third quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the third quarter results for 2025 and 2024 refer to the 13-week periods ended October 3, 2025 and September 27, 2024, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and nine months ended October 3, 2025, Russia represented approximately 6% and 5%, respectively, of the Company’s Net sales and approximately $3 million and $9 million, respectively, of its Net income. Russia also has approximately 5% of the Company’s total net assets as of October 3, 2025, including approximately $48 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $110 million as of October 3, 2025, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $10.5 million and $31.1 million during the three and nine months ended October 3, 2025, respectively, and $9.2 million and $29.0 million for the three and nine months ended September 27, 2024, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

Cash used in operating activities related to discontinued operations was $3.6 million and $10.8 million for the three and nine months ended October 3, 2025, respectively, and $3.6 million and $12.1 million for the three and nine months ended September 27, 2024, respectively.

3. Acquisitions

The Company continually evaluates potential acquisitions that either strategically fit with its existing portfolio or expand its portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for using the acquisition method and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses exceeded the fair value of acquired identifiable net assets. This excess is attributable to a variety of factors, including, but not limited to, the anticipated future earnings and cash flow potential of the acquired businesses; prevailing market multiples applied to earnings and cash flows in comparable transactions; the competitive nature of the acquisition processes; the strategic benefits of accelerating market entry or enhancing existing product offerings without incurring the time, cost and risk associated with internal development; and the complementary fit and expected synergies these businesses contribute to the Company’s existing operations.

Under the acquisition method of accounting, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities from information obtained during due diligence and through other sources. As the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, the Company is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and customer attrition rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who provide guidance on the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The Company makes appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.

The following table describes the Company’s 2025 acquisition activity, for which it acquired 100% of the equity and voting interest of each acquired entity.

Acquisition Date	Company	Description	Segment
April 30, 2025	Bavaria Schweisstechnik (“Bavaria”)	A European provider of submerged-arc welding applications	EMEA & APAC
June 4, 2025	DeltaP s.r.l. (“DeltaP”)	A European provider of medical central gas systems and aftermarket services	EMEA & APAC
July 9, 2025	Aktiv Technologies Private Limited (“Aktiv”)	An industrial gas equipment manufacturer based in India	EMEA & APAC
August 22, 2025	EWM GmbH (“EWM”)	A Global leader in heavy industrial welding equipment and advanced automation	EMEA & APAC

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the nine months ended October 3, 2025. These amounts, including inventories, deferred taxes, intangible assets, and property, plant and equipment, are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed. None of the goodwill is expected to be deductible for tax purposes.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	EWM	All Others	Total
	(in thousands)
Cash and cash equivalents	$10,349	$6,803	$17,152
Inventories, net	39,903	7,662	47,565
Property, plant and equipment, net	31,470	6,284	37,754
Goodwill(1)	162,926	65,865	228,791
Identifiable intangible assets(2)	137,141	43,938	181,079
Customer relationships(3)	96,433	35,771	132,204
Trade names	20,536	6,294	26,830
Technology	20,172	1,873	22,045
Deferred tax liability	(35,605)	(12,006)	(47,611)
Other, net(4)	(11,438)	(890)	(12,328)
Preliminary purchase price consideration	334,746	117,656	452,402
(1) Goodwill for “All Others” includes approximately $39 million for Bavaria and $17 million for Aktiv.
(2) Definite-lived intangibles are subject to estimated weighted-average useful lives ranging from five to twenty years.
(3) Customer relationships for “All Others” includes approximately $23 million for Bavaria.
(4) Includes current and non-current amounts and non-controlling interest.

For the three and nine months ended October 3, 2025, the above acquisitions added approximately $27 million and $35 million, respectively, to Net sales. The Company incurred approximately $1 million and $10 million of acquisition-related costs for the acquisitions completed in 2025 in the three and nine months ended October 3, 2025, respectively. These costs were expensed in Selling, general and administrative expense in the Consolidated and Condensed Statements of Operations.

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

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(in thousands)
Equipment	$249,948	$219,415	$714,375	$665,934
Consumables	477,897	453,835	1,407,194	1,404,113
	$727,845	$673,250	$2,121,569	$2,070,047

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of October 3, 2025 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2024 and December 31, 2023, total contract liabilities were $26.4 million and $31.2 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and nine months ended October 3, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $1.9 million and $15.5 million, respectively. During the three and nine months ended September 27, 2024, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $1.3 million and $22.6 million, respectively. As of October 3, 2025 and September 27, 2024, total contract liabilities were $27.2 million and $27.8 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended October 3, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,850	$1,138	$(2,871)	$1,440	$23,557

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$63,666	$69,454	$202,352	$214,782
Distributed and undistributed earnings allocated to nonvested shares	(131)	(305)	(546)	(1,052)
Income from continuing operations attributable to common stockholders	$63,535	$69,149	$201,806	$213,730
Weighted-average shares of Common stock outstanding – basic	60,703,560	60,439,818	60,668,678	60,406,056
Income per share from continuing operations – basic	$1.05	$1.14	$3.33	$3.54

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$63,535	$69,149	$201,806	$213,730
Weighted-average shares of Common stock outstanding – basic	60,703,560	60,439,818	60,668,678	60,406,056
Net effect of potentially dilutive securities(2)	534,781	646,311	608,723	644,791
Weighted-average shares of Common stock outstanding – dilution	61,238,341	61,086,129	61,277,401	61,050,847
Net income per share from continuing operations – diluted	$1.04	$1.13	$3.29	$3.50
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.7 million and $5.4 million for the three and nine months ended October 3, 2025, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 27, 2024, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three and nine months ended October 3, 2025, Income from continuing operations before income taxes was $83.0 million and $264.2 million, respectively, while Income tax expense was $17.7 million and $56.5 million, respectively. The effective tax rate was 21.3% and 21.4% for the three and nine months ended October 3, 2025, respectively. The effective tax rate differed from the 2025 U.S. federal statutory rate of 21.0% primarily due to the impact of a law change in a foreign jurisdiction and withholding tax offset by a release of a valuation allowance in a foreign jurisdiction.

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

7. Inventories, Net

Inventories, net consisted of the following:

	October 3, 2025	December 31, 2024
	(In thousands)
Raw materials	$171,915	$151,248
Work in process	51,161	41,698
Finished goods	321,539	251,994
	544,615	444,940
Allowance for excess, slow-moving and obsolete inventory	(40,893)	(41,229)
	$503,722	$403,711

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	October 3, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$54,338	$199,396	$46,395	$151,642
Compensation and related benefits	82,674	53,244	80,451	48,350
Asbestos liability	43,335	279,473	40,779	253,287
Contract liabilities	27,244	—	26,390	—
Lease liabilities	22,569	108,171	21,459	66,042
Warranty liability	13,325	—	12,794	—
Third-party commissions	16,109	—	17,346	—
Restructuring liability	6,994	27	4,732	374
Accrued interest	18,966	—	8,077	—
Other	39,131	63,868	40,135	13,241
	$324,685	$704,179	$298,558	$532,936

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended
	October 3, 2025	September 27, 2024
	(In thousands)
Warranty liability, beginning of period	$12,794	$12,606
Accrued warranty expense	6,526	8,026
Changes in estimates related to pre-existing warranties	906	1,829
Cost of warranty service work performed	(9,102)	(8,507)
Foreign exchange translation effect and other	2,201	(40)
Warranty liability, end of period	$13,325	$13,914

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended October 3, 2025
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Termination benefits(1)	$3,845	$7,089	$(5,240)	$703	$6,397
Facility closure costs and other(2)	1,261	3,147	(3,593)	(191)	624
	$5,106	$10,236	$(8,833)	$512	$7,021
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

During the nine months ended September 27, 2024, the Company recognized a non-cash pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan. This amount is reflected in Pension settlement loss in the Consolidated and Condensed Statements of Operations.

10. Debt

The following table shows the components of the Company’s debt:

	October 3, 2025	December 31, 2024
	(In thousands)
Term loans	$375,000	$385,000
Senior unsecured notes	700,000	700,000
Revolving credit facility	260,000	—
Other debt	8,888	—
Total debt	1,343,888	1,085,000
Current portion of debt	(2,175)	(15,000)
Unamortized deferred financing fees	(7,590)	(9,261)
Long-term debt	$1,334,123	$1,060,739

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

After the quarter ended October 3, 2025, on October 16, 2025, the Company entered into an Amended and Restated Credit Agreement that, among other things, provides for (i) a senior term loan A facility in an aggregate principal amount of $350 million, and (ii) a senior revolving credit facility in the amount of $1.05 billion to replace the Company’s existing $400 million Term Loan A-1 Facility and $750 million Revolving Facility and pay off the outstanding principal and interest thereunder. Both facilities mature on October 16, 2030, subject to a springing maturity date under certain circumstances. The new covenants and applicable interest rate under the Amended and Restated Credit Agreement are substantially similar to the prior agreement. Refer to “Note 16, Subsequent Events” for further details.

As of October 3, 2025, the Company’s debt primarily consisted of the following facilities:

•A $750 million Revolving Facility with a maturity date of April 4, 2027, with $260 million drawn;

•A Term Loan A-1 Facility with an aggregate principal amount of $375 million and a maturity date of April 4, 2027; and

•Senior Notes with an aggregate principal amount of $700 million and a maturity date of April 15, 2029.

The Credit Agreement and the Indenture contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of October 3, 2025. The Credit Agreement and the Indenture contain various events of default (including failure to comply with the covenants under the Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term A-1 Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the Credit Agreement and Senior Notes.

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

As of October 3, 2025, the weighted-average interest rate of borrowings under the Credit Agreement and Indenture was 5.55%, including the net impact from the cross-currency swaps and excluding accretion of deferred financing fees, and there was $490 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $113.3 million. Total letters of credit of $32.4 million were outstanding as of October 3, 2025.

Deferred Financing Fees

The Company had total deferred financing fees of $8.0 million included in its Consolidated and Condensed Balance Sheets as of October 3, 2025, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Facilities and Senior Notes noted above will be amortized over the contractual term of the related facility and the costs associated with these will be amortized over the life of the Credit Agreement or the Indenture. Of the $8.0 million, $0.4 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $7.6 million of deferred financing fees relating to the Term Facilities and Senior Notes are recorded as a contra-liability within Long-term debt.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of October 3, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

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

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 10, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in accumulated other comprehensive loss (“AOCL”) and was recognized in earnings over the period the originally forecasted hedged transaction impacted earnings. The remaining $300 million swap was hedged against the remaining floating-rate debt through its maturity on April 3, 2025. Therefore, the Company does not have any interest rate swaps outstanding as of October 3, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreement designated as cash flow hedges were classified in cash flows from operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The effects of designated cash flow hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Nine Months Ended
Derivative Type	Gain Recognized in the Consolidated and Condensed Statements of Operations	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
		(In thousands)
Interest rate swap agreement(s)	Interest expense and other, net	$—	$(1,910)	$(1,414)	$(7,680)

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

The changes in the spot rate of these instruments are recorded in AOCI in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCI. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCI related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the nine months ended October 3, 2025.

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

The effects of the excluded components of designated net investment hedges on the Company’s Consolidated and Condensed Statements of Operations consisted of the following:

		Three Months Ended		Nine Months Ended
Derivative Type	Gain Recognized in the Consolidated and Condensed Statements of Operations	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
		(In thousands)
Cross-currency swap agreements	Interest expense and other, net	$(903)	$(1,061)	$(1,687)	$(3,415)

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	October 3, 2025		December 31, 2024
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$49,741	$—	$1,830	$—
Interest rate swap agreement	—	—	—	842
	$49,741	$—	$1,830	$842

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of October 3, 2025 and December 31, 2024, the Company had foreign currency contracts related to purchases and sales with notional values of $130.2 million and $178.7 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	October 3, 2025		December 31, 2024
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$387	$2,209	$379	$255

The amounts in the table above as of October 3, 2025 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.4 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The Company recognized the following in its Consolidated and Condensed Financial Statements related to its derivative instruments not designated in a hedging relationship:

	Three Months Ended		Nine Months Ended
Foreign Currency Contracts	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Change in unrealized gains (losses)	$660	$(1,220)	$1,945	$(591)
Realized gains	$670	$919	$2,260	$903

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	October 3, 2025				December 31, 2024
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$14,997	$—	$—	$14,997	$8,990	$—	$—	$8,990
Foreign currency contracts	—	2,614	—	2,614	—	657	—	657
Interest rate swap agreement	—	—	—	—	—	842	—	842
Deferred compensation plans	—	6,895	—	6,895	—	5,242	—	5,242
	$14,997	$9,509	$—	$24,506	$8,990	$6,741	$—	$15,731

Liabilities:
Foreign currency contracts	$—	$792	$—	$792	$—	$781	$—	$781
Cross-currency swap agreements	—	49,741	—	49,741	—	1,830	—	1,830
Deferred compensation plans	—	6,895	—	6,895	—	5,242	—	5,242
	$—	$57,428	$—	$57,428	$—	$7,853	$—	$7,853

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement(s) using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the nine months ended October 3, 2025, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 11, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the nine months ended October 3, 2025.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the nine months ended October 3, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the nine months ended October 3, 2025 and September 27, 2024. All amounts are net of tax and noncontrolling interest, if any.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	48	—	—	—	48
Foreign currency translation adjustment	(421)	94,613	(15,371)	—	78,821
Gain on long-term intra-entity foreign currency transactions	—	391	—	—	391
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(373)	95,004	(15,371)	16	79,276
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	273	—	—	(1,832)	(1,559)
Net current period Other comprehensive (loss) income	(100)	95,004	(15,371)	(1,816)	77,717
Balance at April 4, 2025	(50,452)	(584,787)	(16,618)	—	(651,857)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(431)	117,446	(25,027)	—	91,988
Gain on long-term intra-entity foreign currency transactions	—	9,968	—	—	9,968
Other comprehensive (loss) income before reclassifications	(431)	127,414	(25,027)	—	101,956
Amounts reclassified from Accumulated other comprehensive loss(1)	202	—	—	—	202
Net current period Other comprehensive (loss) income	(229)	127,414	(25,027)	—	102,158
Balance at July 4, 2025	(50,681)	(457,373)	(41,645)	—	(549,699)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(56)	(7,176)	3,244	—	(3,988)
Loss on long-term intra-entity foreign currency transactions	—	(773)	—	—	(773)
Other comprehensive (loss) income before reclassifications	(56)	(7,949)	3,244	—	(4,761)
Amounts reclassified from Accumulated other comprehensive loss(1)	250	—	—	—	250
Net current period Other comprehensive (loss) income	194	(7,949)	3,244	—	(4,511)
Balance at October 3, 2025	$(50,487)	$(465,322)	$(38,401)	$—	$(554,210)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) The amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 11, “Derivatives” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2023	$(59,805)	$(554,622)	$(17,215)	$7,370	$(624,272)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	243	(38,265)	4,995	—	(33,027)
Gain on long-term intra-entity foreign currency transactions	—	7,996	—	—	7,996
Unrealized gain on cash flow hedges	—	—	—	3,920	3,920
Other comprehensive income (loss) before reclassifications	243	(30,269)	4,995	3,920	(21,111)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	629	—	—	(2,907)	(2,278)
Net current period Other comprehensive income (loss)	872	(30,269)	4,995	1,013	(23,389)
Balance at March 29, 2024	(58,933)	(584,891)	(12,220)	8,383	(647,661)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	6	(23,042)	686	—	(22,350)
Gain on long-term intra-entity foreign currency transactions	—	8,162	—	—	8,162
Unrealized gain on cash flow hedges	—	—	—	811	811
Other comprehensive income (loss) before reclassifications	6	(14,880)	686	811	(13,377)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	327	—	—	(2,662)	(2,335)
Net current period Other comprehensive income (loss)	333	(14,880)	686	(1,851)	(15,712)
Balance at June 28, 2024	(58,600)	(599,771)	(11,534)	6,532	(663,373)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(291)	63,336	(8,945)	—	54,100
Gain on long-term intra-entity foreign currency transactions	—	8,866	—	—	8,866
Unrealized loss on cash flow hedges	—	—	—	(1,230)	(1,230)
Other comprehensive income (loss) before reclassifications	(291)	72,202	(8,945)	(1,230)	61,736
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	343	—	—	(1,900)	(1,557)
Purchase related to noncontrolling interest	—	(1,706)	—	—	(1,706)
Net current period Other comprehensive income (loss)	52	70,496	(8,945)	(3,130)	58,473
Balance at September 27, 2024	$(58,548)	$(529,275)	$(20,479)	$3,402	$(604,900)
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

Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	October 3, 2025	September 27, 2024
	(Number of claims)
Claims unresolved, beginning of period	13,758	13,648
Claims filed(1)	3,814	3,782
Claims resolved(2)	(3,415)	(3,978)
Claims unresolved, end of period	14,157	13,452
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	October 3, 2025	December 31, 2024
	(In thousands)
Long-term asbestos insurance asset(1)	$257,020	$234,951
Long-term asbestos insurance receivable(1)	17,626	16,961
Accrued asbestos liability(2)	43,335	40,779
Long-term asbestos liability(3)	$279,473	$253,287
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

General Litigation

The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings are expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, and the litigation and claims described in the preceding paragraphs, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities. Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Net sales:
Americas	$292,729	$288,816	$856,123	$894,628
EMEA & APAC	435,116	384,434	1,265,446	1,175,419
	$727,845	$673,250	$2,121,569	$2,070,047
Cost of sales:
Americas	$180,572	$174,396	$522,738	$546,287
EMEA & APAC	277,973	245,064	808,282	744,628
	$458,545	$419,460	$1,331,020	$1,290,915
Allocated operating expense:
Americas	$13,878	$16,901	$41,395	$50,620
EMEA & APAC	23,256	25,835	74,415	76,514
	$37,134	$42,736	$115,810	$127,134
Other operating expense:
Americas	$41,024	$38,150	$123,452	$119,570
EMEA & APAC	51,644	45,469	134,392	134,883
	$92,668	$83,619	$257,844	$254,453
Adjusted EBITDA(1):
Americas	$57,255	$59,369	$168,538	$178,151
EMEA & APAC	82,243	68,066	248,357	219,394
	$139,498	$127,435	$416,895	$397,545
Depreciation, amortization and other impairment charges:
Americas	$8,998	$7,704	$25,846	$23,208
EMEA & APAC	12,887	9,394	32,885	26,820
	$21,885	$17,098	$58,731	$50,028
Capital expenditures:
Americas	$4,218	$5,516	$12,334	$11,745
EMEA & APAC	6,962	5,118	15,320	15,326
	$11,180	$10,634	$27,654	$27,071
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(In thousands)
Net income from continuing operations	$65,340	$71,047	$207,716	$219,480
Income tax expense	17,694	18,074	56,476	54,463
Interest expense and other, net	23,584	16,894	61,365	49,925
Pension settlement loss	—	—	—	12,155
Restructuring and other related charges(1)	4,347	1,875	10,236	8,572
Acquisition - amortization and other related charges(2)	16,489	10,064	47,682	25,571
Depreciation and other amortization	12,044	9,481	33,420	27,379
Adjusted EBITDA	$139,498	$127,435	$416,895	$397,545

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
(2) Includes transaction, diligence and integration expenses totaling $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively, and $2.5 million and $3.1 million for the three and nine months ended September 27, 2024, respectively. Additionally, it includes amortization of intangibles and fair value charges on acquired inventories totaling $10.3 million and $27.3 million three and nine months ended October 3, 2025, respectively, and $7.6 million and $22.4 million for the three and nine months ended September 27, 2024, respectively.

	October 3, 2025	December 31, 2024
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	31,372	28,885
	$31,372	$28,885
Total assets:
Americas	$1,833,862	$1,796,167
EMEA & APAC	3,035,541	2,237,808
	$4,869,403	$4,033,975
Property, plant and equipment, net(1):
United States	$72,276	$73,036
Czech Republic	71,784	55,554
India	31,714	31,506
Mexico	23,081	20,495
Poland	19,731	17,227
Other foreign countries	139,341	100,529
	$357,927	$298,347
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

16. Subsequent Events

The dividend of $6.1 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at October 3, 2025 was paid on October 17, 2025 to stockholders of record as of October 3, 2025.

On October 16, 2025, the Company entered into an Amended and Restated Credit Agreement, by and among the Company, as the lead borrower, the other loan parties from time to time party thereto, including certain subsidiaries of the Company identified therein, as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement, among other things, provides for (i) a senior term loan A facility in an aggregate principal amount of $350 million, and (ii) a senior revolving credit facility in the amount of $1.05 billion to pay off the outstanding principal and interest on the Company’s existing $400 million Term Loan A-1 Facility and replace the Company’s $750 million Revolving Facility. Both facilities mature on October 16, 2030, subject to a springing maturity date under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2025 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward-looking statements.

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

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and nine months ended October 3, 2025 and September 27, 2024.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended October 3, 2025 and September 27, 2024 is affected by the following significant factors:

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

Foreign Currency Fluctuations

A significant portion of our Net sales, 79% for the three and nine months ended October 3, 2025 are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended October 3, 2025 compared to the three months ended September 27, 2024, fluctuations in foreign currencies increased Net sales by 1.5%, Gross profit by 1.6% and Selling, general and administrative expenses by 2.1%.

For the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024, fluctuations in foreign currencies reduced Net sales by 0.6% and Gross profit by 0.2% and increased Selling, general and administrative expenses by 0.2%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value charges on acquired inventories and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three and nine months ended October 3, 2025 and September 27, 2024. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and nine months ended October 3, 2025 and September 27, 2024.

	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$65.3			$207.7
Income tax expense			17.7			56.5
Interest expense and other, net			23.6			61.4
Operating income (GAAP)(1)	$45.3	$61.3	$106.6	$131.0	$194.6	$325.6
Adjusted to add:
Restructuring and other related charges(2)	2.2	2.1	4.3	4.4	5.8	10.2
Acquisition-amortization and other related charges(3)	5.8	10.7	16.5	21.5	26.2	47.7
Depreciation and other amortization	3.9	8.1	12.0	11.7	21.8	33.4
Adjusted EBITDA (non-GAAP)(1)	57.3	82.2	139.5	168.5	248.4	416.9
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.1	6.1	—	17.1	17.1
Core adjusted EBITDA (non-GAAP)(1)	$57.3	$76.1	$133.4	$168.5	$231.2	$399.8
Adjusted EBITDA margin (non-GAAP)	19.6%	18.9%	19.2%	19.7%	19.6%	19.7%
Core adjusted EBITDA margin (non-GAAP)(5)	19.6%	19.3%	19.4%	19.7%	20.0%	19.9%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively, and amortization of intangibles and fair value charges on acquired inventories totaling $10.3 million and $27.3 million for the three and nine months ended October 3, 2025, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $40.4 million and $108.8 million relating to Russia for the three and nine months ended October 3, 2025, respectively.

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$71.0			$219.5
Income tax expense			18.1			54.5
Interest expense and other, net			16.9			49.9
Pension settlement loss			—			12.2
Operating income (GAAP)	$49.9	$56.1	$106.0	$151.8	$184.3	$336.0
Adjusted to add:
Restructuring and other related charges(2)	0.9	1.0	1.9	2.0	6.6	8.6
Acquisition-amortization and other related charges(3)	4.8	5.2	10.1	13.5	12.1	25.6
Depreciation and other amortization	3.7	5.7	9.5	10.9	16.5	27.4
Adjusted EBITDA (non-GAAP)	59.4	68.1	127.4	178.2	219.4	397.5
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	2.6	2.6	—	15.5	15.5
Core adjusted EBITDA (non-GAAP)	$59.4	$65.5	$124.8	$178.2	$203.9	$382.1
Adjusted EBITDA margin (non-GAAP)	20.6%	17.7%	18.9%	19.9%	18.7%	19.2%
Core adjusted EBITDA margin (non-GAAP)(5)	20.6%	18.9%	19.6%	19.9%	19.2%	19.5%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $2.5 million and $3.1 million for the three and nine months ended September 27, 2024, respectively, and amortization of intangibles and fair value charges on acquired inventories totaling $7.6 million and $22.4 million for the three and nine months ended September 27, 2024, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $37.7 million and $112.0 million relating to Russia for the three and nine months ended September 27, 2024, respectively.

Total Company

Sales

The following table presents the components of changes in our Net sales for the three and nine months ended October 3, 2025 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)(1)
For the three and nine months ended September 27, 2024	$673.3		$2,070.0
Components of Change:
Existing businesses (organic sales)(2)	11.0	1.6%	(5.8)	(0.3)%
Acquisitions(3)	33.8	5.0%	69.5	3.4%
Foreign currency translation(4)	9.8	1.5%	(12.3)	(0.6)%
Total Net sales growth	54.6	8.1%	51.5	2.5%
For the three and nine months ended October 3, 2025	$727.8		$2,121.6
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

Net sales from existing businesses increased by $11.0 million during the three months ended October 3, 2025, compared to the prior year period, driven by increases in both price and volume. Additionally, there was an increase in net sales from acquisitions attributable to SUMIG Soluções para Solda e Corte Ltda. (“SUMIG”), Bavaria Schweisstechnik (“Bavaria”), DeltaP s.r.l. (“DeltaP”), Aktiv Technologies Private Limited (“Aktiv”) and EWM GmbH (“EWM”). The changes in foreign exchange rates resulted in a $9.8 million favorable currency translation impact.

Net sales from existing businesses decreased by $5.8 million during the nine months ended October 3, 2025, compared to the prior year period, due to a $28.1 million decrease in sales volume due to drivers such as tariffs in the Americas and lower volumes in Russia partially offset by customer pricing increases of $22.3 million. The increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh Private Limited (“ESAB Bangladesh”), SUMIG, Bavaria, DeltaP, Aktiv and EWM. The changes in foreign exchange rates resulted in a $12.3 million unfavorable currency translation impact.

Sales excluding Russia

The following table presents the components of changes in our Net sales excluding Russia (“Core sales”) for the three and nine months ended October 3, 2025 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	Core Sales(5)	Change %	Core Sales(5)	Change %
	(Dollars in millions)(1)
For the three and nine months ended September 27, 2024	$635.6		$1,958.0
Components of Change:
Existing businesses (core organic sales)(2)	12.1	1.9%	6.6	0.3%
Acquisitions(3)	33.8	5.3%	69.5	3.6%
Foreign currency translation(4)	5.9	0.9%	(21.4)	(1.1)%
Total Core sales growth	51.8	8.1%	54.7	2.8%
For the three and nine months ended October 3, 2025	$687.4		$2,012.7
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
(5) Net sales relating to Russia were $40.4 million and $37.7 million for the three months ended October 3, 2025 and September 27, 2024, respectively, and $108.8 million and $112.0 million for the nine months ended October 3, 2025 and September 27, 2024, respectively.

Core sales from existing businesses increased by $12.1 million during the three months ended October 3, 2025, compared to the prior year period, driven by increases in both price and volume. The increase in net sales from acquisitions was attributable to SUMIG, Bavaria, DeltaP, Aktiv and EWM. The changes in foreign exchange rates resulted in a $5.9 million favorable currency translation impact.

Core Sales from existing businesses increased by $6.6 million during the nine months ended October 3, 2025, compared to the prior year period, primarily due to customer pricing increases of $20.9 million partially offset by a $14.3 million decrease in sales volume due to drivers such as tariffs in the Americas. The increase in net sales from acquisitions was attributable to Sager S.A., ESAB Bangladesh, SUMIG, Bavaria, DeltaP, Aktiv and EWM. The changes in foreign exchange rates resulted in a $21.4 million unfavorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Gross profit	$269.3	$253.8	$790.5	$779.1
Gross profit margin	37.0%	37.7%	37.3%	37.6%
Selling, general and administrative expense	$158.3	$145.9	$454.8	$434.5
Net income from continuing operations	$65.3	$71.0	$207.7	$219.5
Net income margin from continuing operations	9.0%	10.6%	9.8%	10.6%
Adjusted EBITDA (non-GAAP)	$139.5	$127.4	$416.9	$397.5
Adjusted EBITDA margin (non-GAAP)	19.2%	18.9%	19.7%	19.2%
Core adjusted EBITDA (non-GAAP)	$133.4	$124.8	$399.8	$382.1
Core adjusted EBITDA margin (non-GAAP)	19.4%	19.6%	19.9%	19.5%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$4.3	$1.9	$10.2	$8.6
Acquisition-amortization and other related charges(2)	16.5	10.1	47.7	25.6
Interest expense and other, net	23.6	16.9	61.4	49.9
Income tax expense	17.7	18.1	56.5	54.5
Pension settlement loss	—	—	—	12.2
Depreciation and other amortization	12.0	9.5	33.4	27.4
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$6.1	$2.6	$17.1	$15.5
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination, impairment of long-lived assets and other costs in connection with the closure of and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively, and $2.5 million and $3.1 million for the three and nine months ended September 27, 2024, respectively. Additionally, it includes amortization of intangibles and fair value charges on acquired inventories totaling $10.3 million and $27.3 million for the three and nine months ended October 3, 2025, respectively, and $7.6 million and $22.4 million for the three and nine months ended September 27, 2024, respectively.
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Third Quarter of 2025 Compared to Third Quarter of 2024

Gross profit increased by $15.5 million in the third quarter of 2025 compared to the prior year period primarily attributable to acquisitions, favorable foreign exchange and price increases partially offset by higher material costs. The decline of gross profit margin was primarily due to the dilutive effect in the Americas segment, which was caused by customer pricing in response to tariff-related cost increases, leading to margin compression. Selling, general and administrative expense increased by $12.4 million in the third quarter of 2025 compared to the prior year period primarily due to acquisitions and related transaction costs partially offset by benefits from EBX driven savings. The effective tax rate of 21.3% for the quarter ended

October 3, 2025 differed from the effective tax rate of 20.3% for the same period ended September 27, 2024 due to an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction in 2024.

Net income from continuing operations decreased $5.7 million primarily due to higher Interest expense and other, net mainly driven by a higher Debt balance related to acquisitions. For additional information on the Interest expense and other, net impact, refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q. Adjusted EBITDA increased $12.1 million and related margin expanded 30 basis points compared to the same period in the prior year. Core adjusted EBITDA increased $8.6 million compared to the same period in the prior year.

Nine Months Ended October 3, 2025 Compared to Nine Months Ended September 27, 2024

Gross profit increased $11.4 million in the nine months ended October 3, 2025 compared to the prior year period primarily attributable to acquisitions, favorable foreign exchange and price increases partially offset by higher material costs, including tariffs, product mix and a decrease in sales volume. The decline of gross profit margin was primarily due to the dilutive effect in the Americas segment, which was caused by customer pricing in response to tariff-related cost increases, leading to margin compression. Selling, general and administrative expense increased $20.3 million in the nine months ended October 3, 2025 compared to the prior year period primarily due to acquisitions and related transaction costs partially offset by benefits from EBX driven savings and restructuring initiatives. The effective tax rate of 21.4% for the nine months ended October 3, 2025 differed from the effective tax rate of 19.9% for the same period ending September 27, 2024 due to discrete tax adjustments in 2024 for a favorable final ruling in a tax case in a foreign jurisdiction and an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction.

Net income from continuing operations decreased $11.8 million in the nine months ended October 3, 2025 compared to the prior year period primarily due to the aforementioned factors as well as higher Interest expense and other, net largely driven by a higher Debt balance related to acquisitions partially offset by the $12.2 million non-cash pension settlement loss in 2024. For additional information on the Interest expense and other, net impact, refer to Note 10, “Debt” and Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q. Adjusted EBITDA increased $19.4 million and Adjusted EBITDA margin expanded by 50 basis points in the nine months ended October 3, 2025 compared to the prior year period. Core adjusted EBITDA increased by $17.7 million compared to the same period in the prior year.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Net sales	$292.7	$288.8	$856.1	$894.6
Gross profit	$112.2	$114.4	$333.4	$348.3
Gross profit margin	38.3%	39.6%	38.9%	38.9%
Selling, general and administrative expense	$64.6	$63.2	$198.0	$194.6
Adjusted EBITDA (non-GAAP)	$57.3	$59.4	$168.5	$178.2
Adjusted EBITDA margin (non-GAAP)	19.6%	20.6%	19.7%	19.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$2.2	$0.9	$4.4	$2.0
Acquisition - amortization and other related charges	5.8	4.8	21.5	13.5
Depreciation and other amortization	$3.9	$3.7	$11.7	$10.9

Third Quarter of 2025 Compared to Third Quarter of 2024

Net sales in our Americas segment increased $3.9 million in the third quarter of 2025 compared with the prior year period. Net sales from existing business increased $0.4 million primarily due to pricing increases and new product initiatives partially offset by slightly lower sales volumes. The acquisition of SUMIG contributed a $7.4 million increase to Net sales from acquisitions. In addition, there was $3.9 million of unfavorable currency translation. Gross profit decreased by $2.2 million attributable to higher material costs, including tariffs, and product mix partially offset by price increases and accretion from acquisitions. The decline of gross profit margin was primarily due to the dilutive effect in the Americas segment, which was caused by customer pricing in response to tariff-related cost increases, leading to margin compression. Selling, general and administrative expense remained relatively consistent compared with the prior year. Adjusted EBITDA decreased $2.1 million primarily due to the aforementioned factors.

Nine Months Ended October 3, 2025 Compared to Nine Months Ended September 27, 2024
Net sales in our Americas segment decreased $38.5 million in the nine months ended October 3, 2025 compared with the prior year period. Net sales from existing business decreased $29.1 million due to reduced sales volumes primarily driven by tariffs and related impacts partially offset by pricing increases. In addition, there was $34.6 million in unfavorable currency translation. The Sager S.A. and SUMIG acquisitions contributed a $25.2 million increase to Net sales from acquisitions. Gross profit decreased $14.9 million attributable to higher material costs, including tariffs, and decreases in sales volume partially offset by acquisitions and price increases. Selling, general and administrative expense increased $3.4 million compared with the prior year period primarily due to acquisitions partially offset by benefits from EBX driven savings. Adjusted EBITDA decreased $9.7 million compared to the prior year period primarily because of the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
	(Dollars in millions)
Net sales	$435.1	$384.4	$1,265.4	$1,175.4
Gross profit	$157.1	$139.4	$457.2	$430.8
Gross profit margin	36.1%	36.3%	36.1%	36.7%
Selling, general and administrative expense	$93.8	$82.6	$256.8	$239.9
Adjusted EBITDA (non-GAAP)	$82.2	$68.1	$248.4	$219.4
Adjusted EBITDA margin (non-GAAP)	18.9%	17.7%	19.6%	18.7%
Core adjusted EBITDA (non-GAAP)	$76.1	$65.5	$231.2	$203.9
Core adjusted EBITDA margin (non-GAAP)	19.3%	18.9%	20.0%	19.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$2.1	$1.0	$5.8	$6.6
Acquisition - amortization and other related charges	10.7	5.2	26.2	12.1
Pension settlement loss	—	—	—	12.2
Depreciation and other amortization	8.1	5.7	21.8	16.5
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$6.1	$2.6	$17.1	$15.5

Third Quarter of 2025 Compared to Third Quarter of 2024

Net sales in our EMEA & APAC segment increased $50.7 million in the third quarter of 2025 compared with the prior year period. Net sales from existing business increased $10.6 million primarily resulting from increases in sales volume. Furthermore, the Bavaria, DeltaP, Aktiv and EWM acquisitions contributed $26.4 million to Net sales from acquisitions and there was a $13.7 million favorable foreign currency impact. Gross profit increased by $17.7 million in the third quarter of 2025 compared with the prior year period primarily due to acquisitions, increased sales volumes and foreign currency translation impacts partially offset by pricing decreases. Selling, general and administrative expense increased $11.2 million in the third quarter of 2025 compared with the prior year period largely due to acquisitions and related transaction costs. Adjusted EBITDA increased $14.1 million and related margin expanded by 120 basis points and Core adjusted EBITDA increased to $76.1 million and the related margin expanded by 40 basis points in the third quarter of 2025 compared with the prior year period primarily because of the aforementioned factors.
Nine Months Ended October 3, 2025 Compared to Nine Months Ended September 27, 2024
Net sales in our EMEA & APAC segment increased $90.0 million in the nine months ended October 3, 2025 compared with the prior year period. Net sales from existing business increased $23.3 million primarily resulting from increases in sales volume. Furthermore, the ESAB Bangladesh, Bavaria, DeltaP, Aktiv and EWM acquisitions contributed $44.3 million to Net sales from acquisitions and there was a $22.4 million in favorable foreign currency impact. Gross profit increased $26.4 million in the nine months ended October 3, 2025 compared with the prior year period due to acquisitions, favorable foreign exchange impact and increased sales volumes partially offset by lower pricing. Selling, general and administrative expense increased $16.9 million in the nine months ended October 3, 2025 compared with the prior year period primarily due to acquisitions and related costs partially offset by a gain on disposition of property. Adjusted EBITDA increased $29.0 million and Adjusted EBITDA margin expanded 90 basis points and Core adjusted EBITDA increased to $231.2 million and Core adjusted EBITDA margin expanded 80 basis points in the nine months ended October 3, 2025 compared with the prior year period primarily because of the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and asbestos related cash outflows, debt service and required principal payments, stock repurchase and, pending approval from the Board of Directors, payment of cash dividends.

As of October 3, 2025, we were in compliance with the covenants under the Credit Agreement and the Indenture. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indenture was 5.55%, excluding accretion of deferred financing fees. As of the end of the third quarter, we had the capacity for additional indebtedness of up to $490 million available on the Revolving Facility, subject to meeting financial covenants and other requirements. Additionally, we have the ability to incur $50.0 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that we have used from time to time in the past for short-term working capital needs. After the quarter ended October 3, 2025, on October 16, 2025, the Company entered into an Amended and Restated Credit Agreement that, among other things, provides for (i) a senior term loan A facility in an aggregate principal amount of $350 million, and (ii) a senior revolving credit facility in the amount of $1.05 billion to replace the Company’s existing $400 million Term Loan A-1 Facility and $750 million Revolving Facility and pay off the outstanding principal and interest thereunder. Both facilities mature on October 16, 2030, subject to a springing maturity date under certain circumstances. Refer to Note 10, “Debt,” “Note 16, Subsequent Events” and “Note 11, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Facilities and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the nine months ended October 3, 2025. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of October 3, 2025, we had $218.2 million of Cash and cash equivalents, a decrease of $31.1 million from the balance of $249.4 million as of December 31, 2024.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 3, 2025	September 27, 2024
	(Dollars in millions)(1)
Net cash provided by operating activities	$163.5	$228.5
Purchases of property, plant and equipment	(27.7)	(27.1)
Proceeds from sale of property, plant and equipment	4.7	3.5
Acquisitions, net of cash received	(439.7)	(86.5)
Other investing	0.5	(4.1)
Net cash used in investing activities	(462.1)	(114.2)
Proceeds from borrowings on Senior Notes	—	700.0
Proceeds from borrowings on revolving credit facilities and other	359.6	205.0
Repayments of borrowings on Term Loans	(10.0)	(597.5)
Repayments of borrowings on revolving credit facilities and other	(90.4)	(236.6)
Payment of debt issuance costs	—	(10.4)
Payment of dividends	(15.8)	(12.1)
Distributions to noncontrolling interest holders	(3.1)	(2.6)
Other financing	(13.0)	(5.1)
Net cash provided by financing activities	227.3	40.6
Effect of foreign exchange rates on Cash and cash equivalents	40.1	(3.2)
(Decrease) increase in Cash and cash equivalents	$(31.1)	$151.7
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the nine months ended October 3, 2025 decreased compared to the prior year period due to higher purchases of inventory in advance of tariff, higher interest expenses and transaction costs associated with acquisition activity.

•Discontinued operations for the nine months ended October 3, 2025 and September 27, 2024 included outflows of $10.8 million and $12.1 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $8.8 million and $8.3 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. These payments included severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities during the nine months ended October 3, 2025 primarily comprise approximately $440 million of cash used for the acquisitions of Bavaria, DeltaP, Aktiv and EWM and during the nine months ended September 27, 2024 included approximately $87 million of cash used for the acquisition of Sager S.A. and ESAB Bangladesh.

Our Cash and cash equivalents as of October 3, 2025 included $211.5 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

Interest Rate Risk

We entered into certain Term Loans and a Revolving Facility pursuant to the terms of the Credit Agreement. Refer to Note 10, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information regarding our Facilities. We are exposed to interest rate risk on the variable-rate term loans under these Facilities. A hypothetical increase in interest rates of 1% during the nine months ended October 3, 2025 would have increased interest expense by approximately $6 million. To mitigate our interest risk, in July 2022, we entered into two interest rate swaps to hedge approximately $600 million of our floating-rate debt. In April 2024, the Company issued the Senior Notes, the proceeds of which paid off the Term A-3 Facility. As a result, the Company terminated one of these swaps hedging only $300 million of our floating-rate debt. The remaining swap matured during the first quarter in 2025, therefore no remaining interest rate swaps remained as of quarter end. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended October 3, 2025, approximately 79% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCI component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of October 3, 2025 would result in a reduction in Equity of approximately $240 million. As of October 3, 2025, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 11, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 3, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

During the three months ended October 3, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b-5 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated October 16, 2025, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the co-syndication agents, joint bookrunners and joint lead arrangers named therein (incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on October 16, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2025 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	October 29, 2025

/s/ Kevin Johnson	Chief Financial Officer
Kevin Johnson	(Principal Financial Officer)	October 29, 2025

/s/ Renato Negro	Controller and Chief Accounting Officer
Renato Negro	(Principal Accounting Officer)	October 29, 2025