Form 10-K
period 2025-12-31
ESAB Corp
filed 2026-02-20
CIK 1877322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the Registrant on July 3, 2025 was $7.614 billion based upon the aggregate price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.

As of February 12, 2026, the number of shares of the Registrant’s common stock outstanding was 60,728,709.

EXHIBIT INDEX APPEARS ON PAGE

92
DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this report. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.
2

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Form 10-K”) to “ESAB,” “the Company,” “we,” “our” and “us” refer to ESAB Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements regarding: the impact of the war in Ukraine and conflicts in the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-K in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes could differ materially due to numerous factors, including, but not limited to the following:

•the war in Ukraine and conflicts in the Middle East, escalating geopolitical tensions and the related impact on energy supplies and prices;

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

•our ability to accurately estimate the cost of or realize savings from our restructuring programs;

•the amount of, and our ability to estimate and manage, our asbestos-related liabilities;

•the solvency of our insurers and the likelihood of their payment for asbestos-related costs;

•material disruptions at any of our manufacturing facilities;

•noncompliance with various laws and regulations associated with our international operations, including anti-bribery laws, export control regulations and sanctions;

•risks associated with our international operations, including risks from tariffs and other trade protection measures and other changes in trade relations;

•risks associated with the representation of our employees by trade unions and works councils;

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

•risks arising from changes in technology, including failure to successfully integrate new technologies such as artificial intelligence (“AI”);

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under Part I, Item 1A. “Risk Factors” of this Form 10-K.

Actual results and outcomes may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-K. We do not assume any obligation and do not intend to update or revise any forward-looking statement except as required by law. See Part I, Item 1A. “Risk Factors” of this Form 10-K for a further discussion regarding some of the factors that may cause actual results to differ materially from those that we anticipate.

PART I
Item 1. Business

General

Founded in 1904, ESAB Corporation (“ESAB,” “we” or the “Company”), is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products and workflow solutions and our business management system, ESAB Business Excellence (“EBXai”), enables the Company’s purpose of Shaping the world we imagineTM. We formulate, develop, manufacture and supply consumable products and equipment, including cutting, joining and welding robotics, as well as gas control equipment. Our products are marketed under several brand names, most notably ESAB, providing a wide range of products with innovative technologies to solve challenges in virtually any industry. Our sales channels include both independent distributors and direct salespeople that, depending on geography and end market, sell our products to our end users. ESAB is based in North Bethesda, Maryland and employs approximately 10,300 associates and serves customers in approximately 150 countries.

We believe our Company, which competes in a market expected to be approximately $45 billion by the end of 2028, is one of the prominent industry players with a substantial position in every major market in the world, combining global scale with regional agility to maximize growth and profits. We define our addressable market as established fabrication technology and gas control equipment products and new products in automation, software and services, and estimate its size based on public data from peer companies, customer surveys and market analysis conducted by our sales function. Approximately 52% of our 2025 revenues were derived from high growth markets, which we define as South America, Eastern Europe, India, Asia Pacific and the Middle East, and which are expected to grow at greater than twice the rate of more developed markets in North America and Europe, based on publicly available economic data from sources such as IHS Markit and the International Monetary Fund. Our gas control business is also well-positioned in attractive markets such as medical and specialty gas control.

Acquisitions are a core part of our strategy and are used to strengthen our Company and accelerate growth. Acquisitions follow our disciplined process to ensure strategic alignment, rapid integration and attractive long-term financial returns. During the year ended December 31, 2025, we completed four acquisitions and we expect to complete more acquisitions in the future. See Part II, Item 8. Note 5, “Acquisitions” and Note 21, “Subsequent Events” of this Form 10-K for further information.

The Company

The Company has been built through a series of acquisitions, as well as organic growth. We seek to build an enduring premier global enterprise by applying EBXai to continuously improve our Company, pursue growth in revenues and improvements in profit and cash flow.

EBXai is integral to our operations. EBXai is our culture and includes our values, a comprehensive set of tools and repeatable, teachable processes that we use to drive continuous improvement and create superior value for our customers, stockholders and associates. We believe that our management team’s access to, and experience in, the application of the EBXai methodology is one of our primary competitive strengths.

Industry Overview

Our products and services are marketed worldwide and the markets we serve are fragmented and competitive. Because we compete in selected niches of these markets and due to the diversity of our products and services, no single company competes directly with us across all of our markets. We encounter a wide variety of competitors that differ by product line, including well-established regional competitors, competitors with greater specialization in particular markets, as well as larger competitors. The markets that we compete in are also served by Lincoln Electric and the welding business within Illinois Tool Works. Our customer base is broadly diversified across many sectors of the economy and we believe customers place a premium on quality, reliability, availability, design and application engineering support. We believe the principal elements of competition in our served markets are the technical ability to meet customer specifications, product quality and reliability, brand names, price, application expertise and engineering capabilities, timely delivery and strong aftermarket support. We believe that we are a leading competitor in each of our markets.

Reportable Segments

We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

Our principal markets outside the United States are Europe, Asia Pacific, South America and the Middle East. Our international operations subject us to certain risks. See Item 1A. “Risk Factors—Risks Related to Our Business—The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations” of this Form 10-K.

Research and Development

Our research and development focuses on innovation; developing new products, software and services, as well as the enhancement of existing products with the latest technology and updated designs; creating new applications for existing products; lowering the cost of manufacturing of our existing products; and redesigning existing product lines to increase efficiency, improve durability, enhance performance and usability.

Research and development expense was $44.0 million, $39.2 million and $38.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. We expect to continue making significant expenditures for research and development to maintain and improve our competitive positions.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property, both in the United States and around the world for our business. Although we highlight recent additions to our patent portfolio as part of our marketing efforts, we do not consider any one patent or trademark essential to our business as a whole or to any of our business operations. We also rely on proprietary product knowledge and manufacturing processes in our operations. We do not rely solely on our patents and other intellectual property rights to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

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

Regulatory Environment

We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to refer to Item 1A. “Risk Factors—Risks Related to Our Business” of this Form 10-K.

Medical Device Regulation

Some of our gas control products are related to medical device products and are subject to extensive regulation by the United States Food and Drug Administration, European Union Medical Device Regulation and numerous other federal, state and foreign governmental authorities. These regulations include significant new requirements for medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability and additional post-market surveillance and diligence. The process of obtaining regulatory approvals to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Additionally, modifications to our existing products may require new regulatory approvals and we may be required to cease marketing or to recall any modified product until we obtain clearance or approval.

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

For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to Item 1A. “Risk Factors—Risks Related to Business” of this Form 10-K.

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

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, refer to Item 1A. “Risk Factors—Risks Related to Litigation and Regulatory Compliance—We have done and may continue to do business in countries subject to United States sanctions. Failure to comply with various sanction laws may result in enforcement or other regulatory actions” and “Risk Factors—Risks Related to Litigation and Regulatory Compliance—If we fail to comply with export control regulations, we could be subject to substantial fines or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations” of this Form 10-K.

Human Capital Management

Employee Profile

As of December 31, 2025, we employed approximately 10,300 associates, of whom approximately 1,100 were employed in the United States and approximately 9,200 were employed outside of the United States.

Talent Development

In our effort to enable our purpose, Shaping the world we imagineTM, we strive to find extraordinary people and support them across their entire associate journey, so they stay engaged in building, growing and sustaining the Company. As a result, we are committed to a “Talent First” strategy, which starts with our associates’ health and safety. Our talent strategy is also focused on attracting great talent, elevating the associate experience, retaining our workforce and building the leadership bench strength needed for our future growth and success.

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

Labor Relations

Approximately 22% of our United States associates are covered by collective bargaining agreements with United States trade unions. In addition, approximately 39% of our non-United States associates are represented by foreign trade unions and work councils in Europe, Asia, Central and South America, Canada, Mexico and Australia, which could subject us to arrangements very similar to collective bargaining agreements. We have not experienced any work stoppages or strikes that have had a material adverse impact on operations. We consider our relations with our associates to be good.

Company Information and Access to SEC Reports

We were organized as a Delaware corporation in 2021. On April 4, 2022, ESAB became an independent, publicly-traded company, listed on the New York Stock Exchange. Our principal executive offices are located at 909 Rose Avenue, 8th Floor, North Bethesda, Maryland 20852, and our main telephone number at that address is (301) 323-9099. Our corporate website address is www.esabcorporation.com.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. The following discussion addresses material factors that make an investment in the Company speculative or risky. In determining whether to buy, hold or sell any of our securities you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Form 10-K and other documents we file with the SEC. If any of the following risks were to occur, our business, financial condition, results of operations and liquidity could be materially adversely affected, the value of our common stock could decline and investors could lose all or part of the value of their investment in ESAB shares. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The occurrence of one of the events or risks discussed below may be material even when not initially recognized as such and does not preclude the possibility that a similar event or risk subsequently has a material adverse effect. Furthermore, the risks and uncertainties described below are those that we have identified as material but may not be the only risks to which ESAB might be exposed. Additional risks and uncertainties, which are currently unknown to us or that we do not currently consider to be material, could have material adverse effects on our business, financial condition and results of operations, including our prospects, and thereby impact the value of our common stock.

Risks Related to our Business

The cyclical nature and maturity of the welding and cutting industry in developed markets may adversely affect our performance.

The welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may substantially decrease, which could reduce demand for our products and have an adverse impact on our revenues and results of operations.

A significant or sustained decline in the levels of new capital investment and maintenance expenditures by certain of our customers could reduce the demand for our products and services and harm our operations and financial performance.

Demand for our products and services depends significantly on the level of new capital investment and planned maintenance expenditures by certain of our customers. The level of new capital expenditures by our customers is dependent upon many factors, including general economic conditions, availability of credit, economic conditions and investment activities within their respective industries and expectations of future market behavior. In addition, volatility in commodity prices can negatively affect the level of these new activities and can postpone capital spending decisions or delay or result in the cancellation of existing orders. A reduction in demand for our products and services has in the past resulted, and in the future could result in, the delay or cancellation of existing orders or excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. Any reduced demand could have a material adverse effect on our business, financial condition and results of operations.

The majority of our sales are derived from international operations. We are subject to specific risks associated with international operations.

In the year ended December 31, 2025, we derived approximately 80% of our sales from operations outside of the United States and, as of that date, we had principal manufacturing facilities in 16 countries in addition to the United States. For the year ended December 31, 2025, 40% and 60% of our Net sales were derived from the Americas and EMEA & APAC, respectively. Sales from international operations, export sales and the use of manufacturing facilities outside of the United States by us are subject to risks inherent in doing business outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. These risks include: economic or political instability; partial or total expropriation of international assets; limitations on ownership or participation in local enterprises; trade protection measures by the United States or other nations, including tariffs or import-export restrictions or licensing requirements and other changes in trade relations; currency exchange rate fluctuations and restrictions on currency repatriation; inflation; labor, employment and environmental, health and safety laws and regulations that may be more restrictive than in the United States; changes in laws and regulations, including taxation policies, or in how such provisions are interpreted or administered; difficulties in enforcing our rights outside the United States, including intellectual property rights; difficulties in hiring and maintaining qualified staff and managing geographically diverse operations; the disruption of operations from natural or man-made disasters or adverse weather conditions (including events that may be caused or exacerbated by climate change), world health events, labor or political disturbances, terrorist activities, insurrection or war; the imposition of additional foreign governmental controls or regulations on the sale of our products; increased costs of transportation or shipping; and uncertainties arising from local business practices and cultural considerations.

Additionally, changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. For example, in 2025, the United States expanded and increased existing tariffs on steel and aluminum, imposing 50% tariffs on steel, aluminum and products containing steel and aluminum from a range of United States trading partners. The United States has also announced other significant tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory tariff announcements and trade actions. While certain of the tariffs have been and may be delayed, others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential actions, bilateral negotiations, judicial orders or congressional action, and tariffs announced or imposed by other countries can be affected by similar developments. These and future changes in tariffs and trade policies by the United States on imports from China or other countries, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risk that we may not be able to offset or otherwise, any or all of which could adversely impact our business and relative competitive position, financial condition and results of operations, perhaps materially or in ways that we cannot predict.

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

The Russian invasion of Ukraine and the sanctions imposed in response have increased the level of economic and political uncertainty in Russia. While we continue to closely monitor the situation and evaluate options, we are meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2025, our operations in Russia represented approximately 5% of our Net sales, and approximately $9 million in Net income. Excluding any goodwill allocation, Russia has approximately 5% of our total net assets as of December 31, 2025, including approximately $50 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. Our operations in Russia had a cumulative translation loss of approximately $110 million, which would be realized upon a transition out.

In addition, other wars and conflicts, turmoil in the geopolitical environment, terrorism and social unrest may put pressure on economic conditions, or international trade relations, which could lead to reduced demand for our products and services and have other adverse impacts including increased costs of raw materials and inputs, supply chain interruptions, delays in manufacturing or shipping delays. The impact of any war or conflict is unknown and could have a material adverse effect on our business.

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

As a global company with a large international footprint and a majority of our sales derived from international operations, including significant operations in high growth economies, we have and will continue to be subject to increased risk of damage or disruption to our operations, employees, facilities, partners, suppliers, distributors, resellers and customers due to, among other things, natural or man-made disasters, adverse weather events or conditions, epidemics, pandemics and other widespread health events, wherever located around the world. We may be unable or unsuccessful in our efforts to plan for, respond to, or mitigate the effects of such incidents, any of which could adversely impact our results of operations, financial condition and overall financial performance. We may be unable to insure against such events, and any insurance we purchase may not be sufficient to compensate us for or may not cover the full impact of such events. The potential for such future events, the national and international response to such events and the perceived risk of such events, have created, and may continue to create economic and political uncertainties.

Significant movements in foreign currency exchange rates have adversely impacted our financial results in the past and may adversely impact our results in the future.

We are exposed to fluctuations in currency exchange rates. During the year ended December 31, 2025, approximately 80% of our sales were derived from operations outside of the United States. A significant portion of our revenues and income are denominated in foreign currencies. Large fluctuations in the rate of exchange between foreign currencies and the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Changes in the currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our results from different periods.

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

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, systems, compliance and reporting controls, including internal control over financial reporting, technologies, personnel, services and products of the acquired company; the potential loss of key employees, customers, suppliers and distributors of the acquired company; and the diversion of our management’s attention from other business concerns. The failure to successfully integrate acquired businesses in a timely manner, or at all, or the occurrence of significant unanticipated expenses associated with integration activities, including information technology integration fees, legal costs, compliance costs, facility closure costs and other restructuring expenses, could have an adverse effect on our business, financial condition and results of operation.

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

We may require additional capital to finance our acquisitions and operation needs, and such capital may not be available, impacting our ability to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate the completed acquisitions into our existing operations and expand into new markets. We intend to pay for future acquisitions using cash, capital stock, financing, assumption of indebtedness or any combination of the foregoing. For example, on January 31, 2026, the Company entered into an agreement to acquire Eddyfi Technologies (“Eddyfi”), a global leader in advanced inspection and monitoring technologies headquartered in Quebec, Canada, for approximately $1.45 billion. The acquisition is expected to be funded with a combination of cash on hand, debt and approximately $318 million of fully committed equity. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to fully implement our growth strategy. Even if future debt financing is available, it may result in (i) increased interest expense, (ii) increased term loan payments, (iii) increased leverage and (iv) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, issuances of our equity securities may significantly dilute our existing stockholders.

Our restructuring activities may subject us to additional uncertainty in our operating results.
We have implemented, and plan to continue to implement, restructuring programs designed to facilitate key strategic initiatives and maintain long-term sustainable growth. As such, we have incurred, and expect to continue to incur, expenses relating to restructuring activities. We may not achieve or sustain the anticipated benefits, including any anticipated savings, of these restructuring programs or initiatives. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact.

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

Our electronic information systems have been, and could in the future be, subject to service interruptions, data corruption, cyber-based attacks, network security breaches and other cybersecurity incidents. Significant disruptions in, or breaches in security of, our electronic information systems or data can adversely affect our business and financial statements.

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

In addition, our information systems and those of third parties upon which we rely are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, vulnerabilities, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information, either directly or by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access or deny access to, or otherwise disrupt, our systems and those of third-party service providers we rely on are increasing in sophistication and frequency, including through artificial intelligence technologies, and are increasingly more difficult to detect and defend against. We expect to continue to confront efforts by hackers and other unauthorized parties, including criminal threat actors, nation-states, or insiders (including associates or third-party contractors engaged in fraudulent or malicious activities), to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and those of third parties upon which we rely. Any such attacks could have a material adverse effect on our business, financial condition, results of operations or liquidity. Furthermore, businesses that we have acquired, or may in the future acquire, may have cybersecurity weaknesses that could subject us to increased risks of cybersecurity incidents. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to have a material effect on us, we can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems have been or will be successful in deterring or mitigating risks to or intrusions into our systems, networks and data or in effectively detecting or resolving such risks or intrusions when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party vendors, could expose us and our employees, customers, dealers and suppliers to risks of unauthorized access, exfiltration, loss, disclosure or misuse of our, customer, employee or other third-party information or systems, the compromise of confidential information, denial of access to, manipulation or destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our business or prospects, reputation and competitive position, including a material loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, including liability under federal or state laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident, and it may take considerable time for us to investigate and evaluate the full impact of such incidents, particularly for sophisticated attacks, which may divert our management’s attention from other business concerns and inhibit our ability to provide prompt, full and reliable information about the incident to our customers, regulators and the public or the full extent of such incident. In addition, disclosure or media reports of actual or perceived security vulnerabilities to our systems or those of our third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue or increased regulatory actions oversight and scrutiny.

Our existing and any future indebtedness could adversely affect our businesses and our ability to meet our obligations and pay dividends.

We have outstanding debt and other financial obligations and unused borrowing capacity and may incur or assume more debt in the future. As of December 31, 2025, we have $1.2 billion of outstanding indebtedness. We also have the ability to incur an additional $50.0 million of indebtedness pursuant to certain uncommitted credit lines, access up to $865.0 million under our revolving credit facility under our A&R Credit Agreement (as defined below), and in the future we may incur additional indebtedness. See “Liquidity and Capital Resources.” Our existing and any future debt could have important, adverse consequences to us and our investors, including:
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

On April 4, 2022, the Company entered into a credit agreement (as amended and restated from time-to-time, the “Credit Agreement”). On October 16, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement, which governs our term loan and revolving credit facility, contains restrictive covenants, including for example, earnings before interest, taxes, depreciation and amortization (“EBITDA”) based leverage and interest coverage ratios, that limit our ability to engage in activities that may be in our long-term interest. If we breach any of these restrictions and are unable to obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. On April 9, 2024, the Company issued $700.0 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”) governed by an indenture (the “Indenture”). The Indenture also includes certain restrictive covenants. In addition, any failure to obtain and maintain credit ratings from independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. See “Liquidity and Capital Resources.”

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

The market for many of our products is, in part, dependent upon patent, trademark, copyright and trade secret laws, agreements with employees, customers and other third parties including confidentiality agreements, invention assignment agreements and proprietary information agreements, to establish and maintain our intellectual property rights. The protection and enforcement of these intellectual property rights is therefore material to our business. The failure to protect these rights may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. It may be particularly difficult to enforce our intellectual property rights in countries where such rights are not highly developed or protected. Any action we take to protect or enforce our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose our proprietary rights.

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

Additionally, changes in government regulations, including any trade protection measures or other actions by the United States or other nations, pandemics or other contagious outbreaks, or political and economic instability could affect our ability to continue to receive materials from suppliers in the impacted region. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

Some of our competitors may also have greater financial, marketing and research and development resources than we have or stronger name recognition. As a result, those competitors may be better able to withstand the effects of periodic economic downturns or other disruptions or challenges.

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

We may not be able to compete successfully with our existing competitors or with new competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations. See Item 1. “Business—Industry and Competition” of this Form 10-K for additional information about the competitive markets in which we operate.

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors, including, among others, changes in tax rates, changes in mix of earnings and losses and changes in rules and regulations in jurisdictions in which we generate income. A number of the countries where we operate have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, many countries have enacted, proposed, or are considering enacting changes to their legislation to implement the adoption of the Organization for Economic Co-operation and Development’s (“OECD”) model rules for the global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (commonly referred to as Pillar Two). While the United States has not adopted Pillar Two, and the Group of Seven countries have proposed to exempt United States multinational companies from Pillar Two by adopting a “side-by-side” system between Pillar Two and the existing United States global minimum tax provisions, various other jurisdictions in which we operate around the world have enacted legislation and the OECD continues to release additional guidance. Based upon existing legislation and OECD guidance, Pillar Two could increase our future tax obligations in the countries in which we operate. As these and other tax laws, regulations and norms change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, we currently cannot assess whether the overall effect of such potential tax changes could adversely impact our financial results. We are continuing to evaluate and monitor the impacts of Pillar Two legislation or other tax initiatives in the jurisdictions where we do business. On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation and domestic research cost expensing, and modifications to the international tax framework. The Act also makes modifications to the interest limitation rules that may result in a material increase in the amount of carryforward interest expense under Section 163(j) and our ability to utilize the carryforward would depend on the Company’s United States EBITDA in future years. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased-in through 2027. We continue to evaluate the impact of the Act's provisions that take effect in future years.

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

As of December 31, 2025, approximately 37% of our associates were represented by a number of different trade unions and works councils. Further, as of that date, we had approximately 9,200 associates, representing approximately 90% of our worldwide associate base, in foreign locations. In Canada, Mexico, Australia, various countries in Europe, Asia and Central and South America, by law, certain of our associates are represented by a number of different trade unions and works councils, which subject us to employment arrangements very similar to collective bargaining agreements. Further, the laws of certain foreign countries may place restrictions on our ability to take certain employee-related actions or require that we conduct additional negotiations with trade unions, works councils or other governmental authorities before we can take such actions.

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

Furthermore, since a significant proportion of the plans’ assets are invested in publicly traded debt securities, they are, and will be, affected by market risks. Any detrimental change in any of the factors described in the preceding paragraph is likely to worsen the funding position of each of the relevant plans, which could likely require the plans’ sponsoring employers, including one or more of our subsidiaries, to increase the contributions currently made to the plans to satisfy our obligations.

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

Failure to successfully integrate new technologies, including artificial intelligence and machine learning, could limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.

The continued creation, development, and advancement of new technologies, such as artificial intelligence and machine learning, amongst others, as well as other technologies in the future that are not foreseen today, continue to transform the Company’s processes, products, and services. In order to remain competitive, the Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against disruptions to its business by existing and new competitors using such technologies. The Company’s strategy, operating model, and new product innovation pipeline all have important technological elements and many of the Company’s products and services are based on technological advances. In addition, the Company will need to compete for talent that is familiar with such technologies, including upskilling its workforce. There can be no assurance that the Company will continue to compete effectively with its industry peers as new technology evolves, which could result in a material adverse effect on the Company's business and results of operations.

Risks Related to Litigation and Regulatory Compliance

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.

Certain of our subsidiaries, which were contributed by the Former Parent, Colfax Corporation now known as Enovis Corporation (“Former Parent”), immediately prior to the consummation of the separation from the Former Parent (the “Separation”) and pursuant to the terms of the separation agreement entered into with the Former Parent in connection with the Separation are among the many defendants named in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of these subsidiaries, nor were these subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of the Former Parent’s Fluid Handling (“FH”) and Air and Gas Handling (“AGH”) businesses, the Former Parent and its subsidiaries retained the asbestos-related contingencies and insurance coverage related to these businesses, even though the Former Parent sold the operating assets of its FH and AGH businesses. In connection with the Separation, we agreed to indemnify the Former Parent for, among other things, the retained asbestos-related contingencies and liabilities related to these businesses. See Item 3. “Legal Proceedings” and Part II, Item 8. Note 19, “Commitments and Contingencies” of this Form 10-K.

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

In addition, we incur defense, settlement and/or judgment costs related to those claims, a portion of which has historically been reimbursed by insurers. We also incur legal costs in connection with efforts to recover insurance from certain of the contributed subsidiaries’ insurers relating to insurance coverage. These costs may be significant, and we may not be able to predict the amount or duration of such costs. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the costs of defending or resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations. See Item 3.”Legal Proceedings” of this Form 10-K.

We have done and may continue to do business in countries subject to United States sanctions. Failure to comply with various sanction laws may result in enforcement or other regulatory actions.

Certain of our independent foreign subsidiaries have conducted and may continue to conduct business in countries subject to United States sanctions and other export controls. Failure to comply properly with various sanction laws to which we, our operations and certain of our independent foreign subsidiaries may be subject may result in enforcement or other regulatory actions. With the exception of the United States’ sanctions against Cuba and Iran, the applicable sanctions generally do not prohibit our foreign subsidiaries from selling non-United States-origin products and services to countries that are or have previously been subject to sanctions. However, our United States personnel, each of our domestic subsidiaries, as well as our employees of foreign subsidiaries who are United States citizens, are prohibited from participating in or otherwise facilitating any aspect of the business activities in those countries or with persons prohibited under United States sanctions. These constraints impose compliance costs and risks on our operations and may negatively affect the financial or operating performance of such business activities. In addition, the invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. For information about our business in Russia, see also “Our operations are exposed to risks related to the Russian invasion of Ukraine and could be impacted by other wars and geopolitical turmoil.”

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

To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and foreign jurisdictions regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. Foreign laws we are subject to include the European Union’s General Data Protection Regulation (the “GDPR”), the European Union’s Data Act and the domestic version of the GDPR adopted by the United Kingdom in January 2021. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. The United States has also recently seen a significantly increased focus on the regulation of personal data, led by the passage of various comprehensive privacy and data protection laws at the state level. For example, the California Consumer Privacy Act (the “CCPA”) requires, among other things, covered companies to provide new disclosures to California consumers and affords such consumers certain rights, including the ability to opt out of certain types of data sharing and sales of their personal information. The California Privacy Rights Act, which went into effect in January 2023, amended the CCPA to provide for additional privacy protections. Similar legislation has been adopted and gone into effect in a number of states, and other states have proposed or adopted their own privacy bills that will come into effect over the coming years. The wave of similar legislative developments in other states in the United States creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Moreover, if we fail to comply with these laws and regulations, we could be subject to litigation, fines and other penalties.

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

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, enhanced disclosure regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. Such measures could subject us to additional costs and restrictions and require significant operating and capital expenditures, which could impact our business, financial condition, results of operations and cash flows. Additionally, such measures may impact our customers, which could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. Conversely, changing political and regulatory perspectives, delays in regulatory initiatives and uncertainty about potential changes, could cause customers to cancel or delay projects or initiatives, which could negatively impact their demand for our products and services. Our inability to effectively manage the rapidly evolving, varied and potentially confusing expectations with respect to products and services implicated by climate change and related sustainability considerations could similarly impact customer demand for our products and services and adversely affect our business.

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

We declared and paid a quarterly cash dividend of $0.08 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2025 and a quarterly cash dividend of $0.10 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2025. We cannot guarantee that we will continue to pay a dividend in the future. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders will fall within the discretion of our Board of Directors (“BOD”).

The BOD’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the BOD deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets.

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

In addition, our amended and restated certificate of incorporation (our “certificate of incorporation”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as the BOD generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions in our certificate of incorporation and amended and restated bylaws (our “bylaws”), and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the BOD rather than to attempt an unsolicited takeover not approved by the BOD. These provisions include, among others, the inability of our stockholders to call a special meeting or to act by written consent, rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, the right of the BOD to issue preferred stock without stockholder approval, provision that stockholders may only remove directors with cause and the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the BOD) on the BOD.

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

This forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Our certificate of incorporation further provides that, unless we consent otherwise, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors, officers, employees and stockholders. It is possible that a court may find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions. This could materially adversely affect our business, financial condition, or results of operations and result in a diversion of the time and resources of our management and BOD.

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

Internal Cybersecurity Team and Governance

The BOD maintains responsibility for oversight of risks that may affect the Company. Our BOD has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee reviews the Company’s policies with respect to risk assessment and enterprise risk management, including with respect to cybersecurity risks. Certain members of our Audit Committee have experience with respect to cybersecurity risk management.

The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of the Company’s management team responsible for overseeing the Company’s cybersecurity risk program, including our Chief Information Officer (“CIO”). These reports and updates may address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee periodically reports to the BOD on data protection and cybersecurity matters. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, in certain circumstances, reported to the BOD and/or Audit Committee in a timely manner.

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

Risk Management and Strategy

Cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. As a result, risks posed by cybersecurity threats are among the risks that the Company’s ERM process evaluates and assesses at least annually. The results of this risk assessment, including cybersecurity, are presented to the BOD annually.

The cybersecurity team implements, monitors and maintains controls that are aligned with the guidance defined by the National Institute of Standards and Technology CyberSecurity Framework. These controls are designed to protect the confidentiality, availability and integrity of information systems. Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team. We view cybersecurity as a responsibility shared by all of our associates. As an organization committed to continuous improvement, we periodically conduct incident response tabletop exercises with key members of our leadership team, including our Chief Executive Officer, perform internal and external assessments and engage consultants to help assess the design and effectiveness of our program. In addition, we expect all of our associates as well as our third-party vendors to help protect against cybersecurity risks, and we conduct periodic awareness campaigns, emerging threats communications and specific training.

We have adopted a Global Cybersecurity Incident Response Procedure that applies in the event of a cybersecurity threat or incident. These procedures include an incident response playbook that outlines the steps to be addressed in the event of a cybersecurity incident, from incident detection to mitigation, recovery and notification within the Company and to the Audit Committee and/or BOD, as specified.

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

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate and remediate cybersecurity incidents. While we are not aware of any material cybersecurity threats or incidents that have had or are reasonably likely to materially affect us, including those having a long-term impact on our business strategy, results of operations or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For additional information on the cybersecurity risks faced by our Company, refer to Item 1A. “Risk Factors—Risks Related to Our Business—Our electronic information systems have been and could in the future be, subject to service interruptions, data corruption, cyber-based attacks and network security breaches. Significant disruptions in, or breaches in security of, our electronic information systems or data can adversely affect our business and financial statements” and “Risk Factors—Risks Related to Our Business—Failure to successfully integrate new technologies, including artificial intelligence and machine learning, could limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow” of this Form 10-K.

Item 2. Properties

Our corporate headquarters are located in North Bethesda, Maryland in a leased facility. As of December 31, 2025, we had a total of 4 production facilities in the United States and 33 production facilities outside the United States in 16 countries in Europe, Mexico, South America, the Middle East, India and Southeast Asia.

Item 3. Legal Proceedings

Discussion of legal matters is incorporated by reference to Part II, Item 8. Note 19, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our BOD.

Name	Age	Position
Shyam P. Kambeyanda	55	President and Chief Executive Officer and Director
Kevin Johnson	50	Chief Financial Officer
Olivier Biebuyck	55	President, Fabrication Technology
Michele Campion	49	Chief Human Resources Officer
Curtis Jewell	44	Senior Vice President, General Counsel and Corporate Secretary

Shyam P. Kambeyanda has been President and Chief Executive Officer of ESAB since May 2016 and has served as a member of our BOD since April 2022. As the leader of ESAB, Mr. Kambeyanda has overseen the growth of the fabrication technology business, expanding ESAB’s global operations, improving financial performance and driving EBXai throughout the business. Mr. Kambeyanda also served as Executive Vice President at Colfax Corporation (now Enovis) from December 2019 until April 2022. Prior to joining ESAB, Mr. Kambeyanda most recently served as the President Americas for Eaton Corporation’s Hydraulics Group. Mr. Kambeyanda joined Eaton in 1995 and held a variety of positions of increasing responsibility in engineering, quality, e-commerce, product strategy and operations management in the United States, Mexico, Europe and Asia. Mr. Kambeyanda maintains a keen international perspective on driving growth and business development in emerging markets. Mr. Kambeyanda also serves on the board of directors and audit committee of Veralto Corporation, a global leader in essential water and product quality solutions that was spun off from Danaher Corporation in October 2023. Mr. Kambeyanda holds bachelor’s degrees in physics and general science from Coe College in Iowa and in electrical engineering from Iowa State University. Mr. Kambeyanda also earned his M.B.A from Kellogg School of Management at Northwestern University and is a Six Sigma Green Belt.

Kevin Johnson has been ESAB’s Chief Financial Officer (“CFO”) since May 2019, managing financial planning, controlling, tax, treasury, investor relations, business development and information technology functions. From 2017 to 2019, he served as Vice President of Finance at Colfax Corporation (now Enovis), where he handled investor relations, financial planning and acquisition support. Prior to that, he held various senior financial positions at Howden starting in 2001, working in Australia, Europe and South Africa. Mr. Johnson is an Australian CPA with a bachelor’s degree from Queens University, Northern Ireland, a master’s degree in accounting from Macquarie University, Australia and an M.B.A. from Hasselt University, Belgium.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange under the symbol ESAB on April 5, 2022. As of February 12, 2026, there were 398 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

We declared and paid a quarterly dividend of $0.08 per share of ESAB’s common stock to our stockholders of record for the first quarter of 2025 and a quarterly dividend of $0.10 per share of ESAB’s common stock to our stockholders of record for the second, third and fourth quarters of 2025.

The payment of dividends to our stockholders in the future, and the timing and amount thereof will fall within the discretion of our BOD. The BOD’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our then existing debt agreements, industry practice, legal requirements and other factors that the BOD deems relevant.

Issuer Repurchase of Equity Securities

On August 13, 2024, the BOD authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s common stock were made during the year ended December 31, 2025 since program inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Recent Issuances of Unregistered Securities

None.

Stock Performance Graph

The graph below compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P MidCap 400 Index (the "S&P 400") and the S&P MidCap 400 Industrials Index (the "S&P 400 Industrials”). The graph tracks the performance of a $100 investment, assuming reinvestment of dividends, in our common stock and in each index from April 5, 2022, the date our stock commenced regular-way trading on the New York Stock Exchange, to December 31, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company’s management. This MD&A is divided into five main sections:

•Overview;
•Outlook;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies.

The following MD&A should be read together with Part I, Item 1A. “Risk Factors” and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements (the “Notes”) included in Item 8. of this Form 10-K. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Special Note Regarding Forward-Looking Statements.”

Overview

See Part I, Item 1. “Business” of this Form 10-K for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

We are a focused premier industrial compounder. Our rich history of innovating products, workflow solutions and our business system, EBXai, enables our purpose of Shaping the world we imagineTM.. We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions are aligned with this strategic direction. Refer to Note 5, “Acquisitions” and Note 21, “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-K for additional information.

On January 31, 2026, the Company entered into an agreement to acquire Eddyfi, a global leader in advanced inspection and monitoring technologies headquartered in Quebec, Canada, for approximately $1.45 billion. The acquisition is expected to be funded with a combination of cash on hand, debt and approximately $318 million of fully committed equity. 2026 Eddyfi projected annual revenue is approximately $270 million. This acquisition is expected to be completed in mid-2026, subject to the receipt of applicable regulatory approvals and customary closing conditions.

We face a number of challenges and opportunities, including the successful integration of acquired businesses, the application and expansion of our EBXai tools to improve business performance and the rationalization of assets and costs. We expect AI investment and infrastructure to contribute to supporting our margin expansion through initiatives such as operational efficiencies. For additional information about these challenges and opportunities, refer to Part I, Item 1A. “Risk Factors” of this Form 10-K.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2025 and 2024. We have elected not to include a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.

Results of Operations

The following discussion of Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2025 and 2024 are affected by the following additional significant items:

Russia and Ukraine conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere as well as in Part I, Item 1A. “Risk Factors” section in this Form 10-K.

Tariffs

The Company continues to actively monitor changes in United States policy regarding international trade, including the recent progress in reaching or progressing international trade agreements with major counterparties. As reflected in the discussions that follow, the United States policy regarding international trade and actions taken in response to it have had a variety of impacts on our results of operations during 2025, including decreased sales levels and increased raw material costs.

For additional information on risks to the Company’s operations related to United States policy regarding international trade, refer to the Part I, Item 1A. “Risk Factors” section of this Form 10-K.

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

Foreign Currency Fluctuations

During 2025 and 2024, a significant portion of our Net sales, 80% and 78%, respectively, were derived from operations outside of the United States with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can translationally impact our results of operations and are quantified when significant.

For the year ended December 31, 2025 compared to 2024, fluctuations in foreign currencies increased Net sales by 0.6%, Gross profit by 0.8% and Selling, general and administrative expense by 1.4%.

Seasonality

Our European operations typically experience a slowdown during the July and August vacation seasons.

Material Costs

Our results may be sensitive to cost changes in our raw materials. Our largest material purchases are for components and raw materials including steel, iron, copper and aluminum. Historically, we have been generally successful in passing raw material cost increases on to our customers in the form of higher prices. While we seek to take actions to manage this risk, future changes in component and raw material costs may adversely impact earnings. During the year ended December 31, 2025, we experienced higher material costs primarily driven by the impact of tariffs.

Sales and Cost Mix

The Gross profit margins within our business vary in relation to the relative mix of many factors, including the type of product, the location in which the product is manufactured, the end market application for which the product is designed, and the percentage of total revenue represented by consumables, which often have lower margins than equipment.

The mix of sales was as follows for the periods presented.

	Year Ended December 31,
	2025	2024
Consumables	66%	67%
Equipment	34%	33%

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this report because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternate presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value charges on acquired inventories and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which remove the impact of Russia for the years ended December 31, 2025 and 2024. Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable financial statement measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$259.1
Income tax expense			69.2
Interest expense and other, net			83.9
Operating income (GAAP)	$167.8	$244.3	$412.2
Adjusted to add:
Restructuring and other related charges(2)	11.6	16.1	27.8
Acquisition-amortization and other related charges(3)	29.2	42.9	72.1
Depreciation and other amortization	16.7	31.0	47.7
Adjusted EBITDA (non-GAAP)	225.4	334.3	559.7
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	19.7	19.7
Core adjusted EBITDA (non-GAAP)	$225.4	$314.7	$540.0
Adjusted EBITDA margin (non-GAAP)	19.9%	19.5%	19.7%
Core adjusted EBITDA margin (non-GAAP)(5)	19.9%	20.0%	20.0%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $31.5 million and amortization of intangibles and fair value charges on acquired inventories totaling $40.5 million for the year ended December 31, 2025, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $142.2 million relating to Russia for the year ended December 31, 2025.

	Year Ended December 31, 2024
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$293.1
Income tax expense			77.3
Interest expense and other, net			64.9
Pension settlement loss			12.2
Operating income (GAAP)	$203.2	$244.2	$447.5
Adjusted to add:
Restructuring and other related charges(2)	3.0	7.2	10.2
Acquisition-amortization and other related charges(3)	18.6	15.9	34.5
Depreciation and other amortization	14.5	22.2	36.6
Adjusted EBITDA (non-GAAP)	239.2	289.6	528.8
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	18.1	18.1
Core adjusted EBITDA (non-GAAP)	$239.2	$271.5	$510.7
Adjusted EBITDA margin (non-GAAP)	20.3%	18.5%	19.3%
Core adjusted EBITDA margin (non-GAAP)(5)	20.3%	19.2%	19.7%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $4.2 million and amortization of intangibles and fair value charges on acquired inventories totaling $30.3 million for the year ended December 31, 2024, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $149.6 million relating to Russia for the year ended December 31, 2024.

Total Company

Sales

Net sales increased for the year ended December 31, 2025 as compared with the year ended December 31, 2024. The following table presents the components of changes in our consolidated Net sales.

	Net Sales
	$	%
	(Dollars in millions)
For the year ended December 31, 2024	$2,740.8
Components of change:
Existing businesses (organic sales)(1)	(31.4)	(1.1)%
Acquisitions(2)	115.9	4.2%
Foreign currency translation(3)	17.3	0.6%
Total Net sales growth	101.8	3.7%
For the year ended December 31, 2025	$2,842.6
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

Net sales from existing businesses decreased $31.4 million during the year ended December 31, 2025 compared to the prior year period, due to decreased sales volumes of $60.8 million driven primarily by lower volumes in Russia and the impact of tariffs in the Americas partially offset by $29.4 million of customer pricing increases. The increase in Net sales from acquisitions of $115.9 million was attributable to the acquisitions of Sager S.A. (“Sager”), ESAB Bangladesh Private Limited (“ESAB Bangladesh”), SUMIG Soluções para Solda e Corte Ltda. (“SUMIG”), Bavaria Schweisstechnik (“Bavaria”), DeltaP s.r.l. (“DeltaP”), Aktiv Technologies Private Limited (“Aktiv”) and EWM GmbH (“EWM”). The changes in foreign exchange rates caused a $17.3 million favorable currency translation impact.

Net sales excluding Russia

Net sales excluding Russia (“Core sales”) for ESAB increased for the year ended December 31, 2025 as compared with the year ended December 31, 2024. The following table presents the components of changes in our consolidated Core sales.

	Core Sales(1)(6)
	$	%
	(Dollars in millions)
For the year ended December 31, 2024	$2,591.2
Components of change:
Existing businesses (core organic sales)(2)	(5.1)	(0.2)%
Acquisitions(3)	115.9	4.5%
Foreign Currency translation(4)	(1.5)	(0.1)%
Total Core sales growth(5)	109.2	4.2%
For the year ended December 31, 2025	$2,700.4
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
(6) Represents sales excluding Russia for the year ended December 31, 2025 and 2024, respectively.

Core sales from existing businesses decreased $5.1 million during the year ended December 31, 2025, compared to the prior year period due to decreased sales volumes of $33.6 million driven primarily by the impact of tariffs in the Americas partially offset by $28.5 million of customer pricing increases. The increase in Core sales from acquisitions of $115.9 million was attributable to the acquisitions of the Sager, ESAB Bangladesh, SUMIG, Bavaria, DeltaP, Aktiv and EWM. The changes in foreign exchange rates caused a $1.5 million unfavorable currency translation impact.

Operating Results

The following table summarizes our results for the comparable periods.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Gross profit	$1,048.3	$1,037.5
Gross profit margin	36.9%	37.9%
Selling, general and administrative expense	$608.4	$579.8
Net income from continuing operations	$259.1	$293.1
Net income margin from continuing operations	9.1%	10.7%
Adjusted EBITDA (non-GAAP)	$559.7	$528.8
Adjusted EBITDA margin (non-GAAP)	19.7%	19.3%
Core adjusted EBITDA (non-GAAP)	$540.0	$510.7
Core adjusted EBITDA margin (non-GAAP)	20.0%	19.7%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$27.8	$10.2
Pension settlement loss	—	12.2
Acquisition - amortization and other related charges(2)	72.1	34.5
Interest expense and other, net	83.9	64.9
Income tax expense	69.2	77.3
Depreciation and other amortization	47.7	36.6
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$19.7	$18.1
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $31.5 million and $4.2 million and amortization of intangibles and fair value charges on acquired inventories totaling $40.5 million and $30.3 million for the years ended December 31, 2025 and 2024, respectively.
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Gross profit increased $10.8 million during 2025 in comparison to 2024, which was primarily attributable to accretion from acquisitions, foreign currency impact and benefits from price increases partially offset by higher material costs, decreases in sales volume and tariff impacts. Gross profit margin declined 100 basis points during the same period, primarily due to inflation and tariff-related cost increases partially offset by customer pricing increases, leading to margin compression.

Selling, general and administrative expense increased $28.6 million during 2025 in comparison to 2024 primarily driven by incremental costs from acquisitions partially offset by benefits from lower employee costs and EBXai driven savings. Restructuring and other related charges increased $17.6 million during 2025 in comparison to 2024 primarily driven by strategic initiatives to improve margins in the Americas for future years and integrate the recent EWM acquisition. During the year ended December 31, 2024, the Company recognized a non-cash Pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan. No such settlement occurred during the year ended December 31, 2025. Interest expense and other, net, increased in comparison to 2024, primarily driven by a higher Debt balance related to acquisitions.

The effective tax rate for 2025 and 2024 was 21.1% and 20.9%, respectively. The difference was primarily due to changes in tax reserves and valuation allowances. In 2025, the effective tax rate was higher than the United States federal statutory rate of 21.0% primarily due to the jurisdictional mix of earnings, including foreign withholding tax partially offset by the release of a valuation allowance. In 2024, the rate was lower than the United States federal statutory rate of 21.0% due to favorable impacts from an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction, favorable changes in tax reserves primarily related to a final ruling in a tax case in a foreign jurisdiction partially offset by withholding taxes.

Net income from continuing operations decreased in 2025 compared to 2024, due to the changes discussed above. Adjusted EBITDA increased $30.9 million and Adjusted EBITDA margin expanded by 40 basis points in 2025 compared to 2024 due to the aforementioned factors. Core adjusted EBITDA increased $29.3 million and Core adjusted EBITDA margin expanded by 30 basis points primarily due to the aforementioned factors.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Net sales	$1,130.3	$1,176.7
Gross profit	$437.2	$465.7
Gross profit margin	38.7%	39.6%
Selling, general and administrative expense	$247.2	$257.6
Adjusted EBITDA (non-GAAP)	$225.4	$239.2
Adjusted EBITDA margin (non-GAAP)	19.9%	20.3%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$11.6	$3.0
Acquisition - amortization and other related charges	29.2	18.6
Depreciation and other amortization	$16.7	$14.5

Net sales in our Americas segment decreased by $46.4 million during 2025 compared to 2024. Net sales from existing business decreased by $43.0 million primarily due to reduced sales volumes primarily driven by tariffs and related impacts partially offset by pricing increases. Net sales from acquisitions contributed $27.9 million. In addition, there was $31.3 million in unfavorable currency translation. Gross profit decreased primarily due to a decrease in sales volumes and higher material costs, including tariffs, partially offset by acquisitions, price increases and foreign exchange impact. Gross profit margin declined 90 basis points, primarily due to inflation and tariff-related cost increases partially offset by customer pricing increases, leading to margin compression. Selling, general and administrative expense decreased compared with the prior year period primarily due to benefits from lower employee costs and EBXai driven savings partially offset by acquisitions. Restructuring and other related charges increased $8.6 million during 2025 in comparison to 2024 primarily driven by strategic initiatives to improve margins in the Americas for future years. Adjusted EBITDA decreased by $13.8 million and margin declined 40 basis points primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes selected financial data for our EMEA & APAC segment.

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Net sales	$1,712.2	$1,564.1
Gross profit	$611.1	$571.8
Gross profit margin	35.7%	36.6%
Selling, general and administrative expense	$329.7	$317.9
Adjusted EBITDA (non-GAAP)	$334.3	$289.6
Adjusted EBITDA margin (non-GAAP)	19.5%	18.5%
Core adjusted EBITDA (non-GAAP)	$314.7	$271.5
Core adjusted EBITDA margin (non-GAAP)	20.0%	19.2%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$16.1	$7.2
Acquisition - amortization and other related charges	42.9	15.9
Depreciation and other amortization	31.0	22.2
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$19.7	$18.1

Net sales increased for our EMEA & APAC segment by $148.1 million during 2025 compared to 2024. Net sales from existing business increased by $11.6 million primarily resulting from increases in sales volume partially offset by lower customer pricing. Net sales from acquisitions contributed $88.0 million. In addition, there was $48.5 million in favorable currency translation. Gross profit increased primarily due to acquisitions, favorable foreign exchange impact and increased sales volumes partially offset by lower pricing and higher material costs. Gross profit margin declined 90 basis points, primarily due to inflation and cost increases partially offset by customer pricing increases, leading to margin compression. Selling, general and administrative expense increased over the same period primarily due to acquisitions and related costs partially offset by a gain on disposition of property. Restructuring and other related charges increased $8.9 million during 2025 in comparison to 2024 primarily driven by the EWM acquisition. Adjusted EBITDA increased by $44.7 million and margin expanded 100 basis points primarily due to the aforementioned factors. Core adjusted EBITDA increased by $43.2 million and margin expanded by 80 basis points due to the aforementioned factors.

Liquidity and Capital Resources

Overview

We expect to finance our liquidity requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and asbestos-related cash outflows, debt service and required principal payments, stock repurchases and, subject to approval from the BOD, payment of cash dividends.

As of December 31, 2025, we were in compliance with the covenants under the A&R Credit Agreement and the Indenture. The Company’s weighted average interest rate of borrowings under the A&R Credit Agreement and the Indenture was 5.40%, excluding accretion of deferred financing fees. As of end of the year, we had the capacity for additional indebtedness of up to $865 million available on the senior revolving credit facility (“Revolving Facility”). Additionally, we have the ability to incur $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 15, “Debt” and Note 16, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-K for more information related to the Company’s debt and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Stock Repurchase Program

On August 13, 2024, the BOD authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s common stock have been made through the year ended December 31, 2025 since program inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of December 31, 2025, we had $185.9 million of Cash and cash equivalents, a decrease of $63.5 million from $249.4 million as of December 31, 2024. The following table summarizes the change in Cash and cash equivalents during the periods indicated.

	Year Ended December 31,
	2025	2024
	(In millions)(1)
Net cash provided by operating activities	$260.6	$355.4
Purchases of property, plant and equipment	(47.3)	(51.8)
Proceeds from sale of property, plant and equipment	6.5	3.8
Acquisitions, net of cash received	(438.3)	(153.7)
Other investing	(0.8)	(4.1)
Net cash used in investing activities	(479.9)	(205.7)
Proceeds from borrowings on Senior Notes	—	700.0
Proceeds from borrowings on Term Loan	350.0	—
Proceeds from borrowings on revolving credit facilities and other	410.7	205.0
Repayments of borrowings on Term Loan	(385.0)	(602.5)
Repayments of borrowings on revolving credit facilities and other	(217.1)	(237.0)
Payment of debt issuance costs	(5.4)	(10.4)
Payment of dividends	(21.9)	(17.0)
Distributions to noncontrolling interest holders	(4.2)	(3.7)
Other financing	(13.4)	(2.7)
Net cash provided by financing activities	113.7	31.7
Effect of foreign exchange rates on Cash and cash equivalents	42.1	(34.0)
(Decrease) increase in Cash and cash equivalents	$(63.5)	$147.4
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as restructuring program funding, acquisition deal expenses and asbestos-related costs. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the year ended December 31, 2025 decreased compared to the prior year period due to higher working capital, higher interest expenses and transaction costs associated with acquisition activity.

•Discontinued operations outflows for the years ended December 31, 2025 and 2024 were $15.0 million, which were primarily asbestos related.

•Restructuring initiative payments of $14.9 million and $10.4 million for the years ended December 31, 2025 and 2024, respectively, which includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses and other costs in connection with the closure and optimization of facilities and product lines.

Cash flows used in investing activities during the year ended December 31, 2025 was primarily comprised of approximately $438 million of cash used for our Bavaria, DeltaP, Aktiv and EWM acquisitions and during the year ended December 31, 2024 was primarily comprised of approximately $154 million for our Sager, ESAB Bangladesh and SUMIG acquisitions.

Cash flows provided by financing activities during the year ended December 31, 2025 were $113.7 million, primarily attributable to acquisition-related financing activities. Proceeds from debt borrowings of $760.7 million were partially offset by net repayment of $602.1 million and cash dividend payments totaling $21.9 million.

Our Cash and cash equivalents as of December 31, 2025 include $173.4 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to taxes, other local statutory restrictions and minority owner distributions.

Contractual Obligations

Debt

As of December 31, 2025, the Company’s senior term loan A facility and Senior Notes had principal amounts outstanding of $350.0 million and $700.0 million, respectively, as well as $185.0 million drawn on the Revolving Facility. In addition to the outstanding principal on our debt, we are subject to contractual obligations and commitments to make future interest payments on the senior term loan A facility and Senior Notes on various payment dates as provided in the A&R Credit Agreement and the Indenture. Refer to Note 15, “Debt” in the accompanying Notes contained elsewhere in this Form 10-K for expiration dates and maturity schedules on our outstanding debt obligations for the next five years.

Operating Leases

The Company leases certain office spaces, warehouses, facilities, vehicles and equipment. As of December 31, 2025, the Company had fixed lease payment obligations of $151.5 million, with $28.4 million payable within 12 months.

Purchase Obligations

As of December 31, 2025, the Company had other purchase obligations of $162.4 million, with $155.2 million payable within 12 months.

We have funding requirements associated with our pension benefit plans as of December 31, 2025, which are estimated to be $5.2 million for the year ending December 31, 2026. Other long-term liabilities, such as those for other legal claims, employee benefit plan obligations, deferred income taxes and liabilities for unrecognized income tax benefits, are excluded from this disclosure since they are not contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our Consolidated Financial Statements at December 31, 2025 other than outstanding letters of credit of $33.7 million and unconditional purchase obligations with suppliers noted above.

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

An evaluation of Goodwill for impairment was performed for the three reporting units for the years ended December 31, 2025 and 2024, which indicated no impairment existed.

For the year ended December 31, 2025, a quantitative assessment was performed for the three reporting units. The carrying amount of Goodwill of the Americas, EMEA & APAC and GCE reporting units as of December 31, 2025 were $647.0 million, $1,137.9 million and $164.8 million, respectively. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions that can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but are unpredictable and inherently uncertain. Future changes in the judgments, assumptions and estimates could result in significantly different estimates of fair value in the future. An increase in discount rates, a reduction in projected cash flows due to lower revenue growth rates or lower margins compared to our projections, or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

In the evaluation of indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If we determine that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If we determine that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We measure the fair value of our indefinite-lived intangible assets using the relief from royalty method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

A quantitative impairment test was performed for all the indefinite-lived trade name brands for the years ended December 31, 2025 and 2024, which indicated no impairment existed.

A sustained decline in our end-markets and geographic markets could increase the risk of impairments in future years. Actual results could differ from our estimates and projections, which would also affect the assessment of impairment. As of December 31, 2025, we have Goodwill of $1,949.7 million and indefinite-lived trade names of $197.1 million that are subject to at least annual review for impairment. See Note 9, “Goodwill and Intangible Assets” in the accompanying Notes for further information.

Income Taxes

We account for income taxes under ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

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

We must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. We establish a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce our income tax liability. We recognize interest and penalties related to unrecognized income tax benefits in Income tax expense in the Consolidated Statements of Operations.

Net liabilities for unrecognized income tax benefits, including accrued interest and penalties, were $18.6 million and $17.1 million as of December 31, 2025 and 2024, respectively, and are included in Other liabilities or as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets.

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

Trade receivables are presented net of an allowance for credit losses. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses was $21.8 million as of December 31, 2025 compared to $23.9 million as of December 31, 2024.

Asbestos Liabilities and Insurance Assets

Certain entities are the legal obligor for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations of the Former Parent’s other legacy industrial businesses. As a result, we hold certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of our subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim. The annual number of cases and average settlement payment per asbestos claimant has fluctuated during the past several years. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

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

Interest Rate Risk

We entered into a term loan facility and a revolving credit facility pursuant to the terms of the A&R Credit Agreement. Refer to Note 15, “Debt” in our Notes included in this Form 10-K for additional information. We are exposed to interest rate risk on the variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the year ended December 31, 2025 would have increased interest expense by approximately $5.4 million. A hypothetical increase in interest rates of 1% during the year ended December 31, 2024 would have increased interest expense by approximately $0.9 million. Refer to Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the years ended December 31, 2025 and 2024, approximately 80% and 78% of our sales, respectively, were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into foreign currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of Equity. A 10% depreciation in major currencies, relative to the U.S. Dollar as of December 31, 2025, would result in a reduction in Equity of approximately $245 million. A 10% depreciation in major currencies, relative to the U.S. Dollar as of December 31, 2024, would result in a reduction in Equity of approximately $164 million. As of December 31, 2025, we have six fixed-to-fixed cross-currency swaps that are expected to provide a hedge to a portion of our European net asset position. See Note 16, “Derivatives” in our Notes included in this Form 10-K for additional information.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Internal Controls Over Financial Reporting (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	45
Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements (Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42)	47
Consolidated Statements of Operations	49
Consolidated Statements of Comprehensive Income	50
Consolidated Balance Sheets	51
Consolidated Statements of Equity	52
Consolidated Statements of Cash Flows	53
Notes to Consolidated Financial Statements	54
Note 1. Organization and Basis of Presentation	54
Note 2. Summary of Significant Accounting Policies	54
Note 3. Recently Issued Accounting Pronouncements	60
Note 4. Discontinued Operations	60
Note 5. Acquisitions	60
Note 6. Revenue	62
Note 7. Earnings per Share from Continuing Operations	63
Note 8. Income Taxes	63
Note 9. Goodwill and Intangible Assets	68
Note 10. Property, Plant and Equipment, Net	69
Note 11. Inventories, Net	69
Note 12. Leases	69
Note 13. Accrued and Other Liabilities	70
Note 14. Benefit Plans	71
Note 15. Debt	76
Note 16. Derivatives	78
Note 17. Fair Value Measurements	79
Note 18. Equity	81
Note 19. Commitments and Contingencies	85
Note 20. Segment Information	86
Note 21. Subsequent Events	88

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on Internal Control Over Financial Reporting

We have audited ESAB Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ESAB Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EWM GmbH (“EWM”) (acquired on August 22, 2025), which is included in the 2025 consolidated financial statements of the Company and constituted approximately 8% of total assets as of December 31, 2025 and approximately 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EWM.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ESAB Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESAB Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Asbestos Liability
Description of the Matter
At December 31, 2025, the Company’s asbestos liability balance was $312.1 million. As discussed in Note 19 of the consolidated financial statements, certain of the Company’s subsidiaries are defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured with components that are alleged to have contained asbestos. The Company records an asbestos liability for probable pending and future claims over the period that the Company believes it can reasonably estimate such claims.

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

Tysons, Virginia
February 20, 2026

ESAB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,842,555	$2,740,803	$2,774,766
Cost of sales	1,794,213	1,703,348	1,759,015
Gross profit	1,048,342	1,037,455	1,015,751
Selling, general and administrative expense	608,416	579,778	587,475
Restructuring and other related charges	27,756	10,227	24,110
Operating income	412,170	447,450	404,166
Pension settlement loss	—	12,155	—
Interest expense and other, net	83,910	64,890	85,074
Income from continuing operations before income taxes	328,260	370,405	319,092
Income tax expense	69,157	77,348	95,727
Net income from continuing operations	259,103	293,057	223,365
Loss from discontinued operations, net of taxes	(25,871)	(22,309)	(12,341)
Net income	233,232	270,748	211,024
Income attributable to noncontrolling interest, net of taxes	(6,466)	(5,906)	(5,739)
Net income attributable to ESAB Corporation	$226,766	$264,842	$205,285
Earnings (loss) per share - basic
Income from continuing operations	$4.14	$4.73	$3.59
Loss on discontinued operations	(0.43)	(0.37)	(0.20)
Net income per share - basic	$3.71	$4.36	$3.39
Earnings (loss) per share - diluted
Income from continuing operations	$4.10	$4.68	$3.56
Loss on discontinued operations	(0.43)	(0.37)	(0.20)
Net income per share - diluted	$3.67	$4.31	$3.36

See Notes to Consolidated Financial Statements.

ESAB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Net income	$233,232	$270,748	$211,024
Other comprehensive income (loss):
Foreign currency translation, net of tax (benefit) expense of $(12,865), $6,141 and $4,545	190,923	(108,472)	47,258
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $(497), $(1,611) and $(1,087)	(1,816)	(5,554)	(3,732)
Defined benefit pension and other post-retirement plan activity, net of tax (benefit) expense of $(388), $2,458 and $2,639	(771)	8,918	7,338
Other comprehensive income (loss)	188,336	(105,108)	50,864
Comprehensive income	421,568	165,640	261,888
Comprehensive income attributable to noncontrolling interest	(4,944)	(4,394)	(5,887)
Comprehensive income attributable to ESAB Corporation	$416,624	$161,246	$256,001

See Notes to Consolidated Financial Statements.

ESAB CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share amounts

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,863	$249,358
Trade receivables, less allowance for credit losses of $21,765 and $23,850	451,298	370,321
Inventories, net	481,765	403,711
Prepaid expenses	66,103	55,665
Other current assets	76,876	69,327
Total current assets	1,261,905	1,148,382
Property, plant and equipment, net	381,876	298,347
Goodwill	1,949,702	1,651,993
Intangible assets, net	673,006	487,993
Lease asset - right of use	113,310	89,859
Other assets	386,295	357,401
Total assets	$4,766,094	$4,033,975

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,412	$15,000
Accounts payable	360,391	318,493
Accrued liabilities	301,986	298,558
Total current liabilities	664,789	632,051
Long-term debt	1,232,540	1,060,739
Other liabilities	657,236	532,936
Total liabilities	2,554,565	2,225,726
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized; 60,721,079 and 60,517,574 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,904,889	1,901,337
Retained earnings	800,806	597,180
Accumulated other comprehensive loss	(539,716)	(729,574)
Total ESAB Corporation equity	2,166,040	1,769,004
Noncontrolling interest	45,489	39,245
Total equity	2,211,529	1,808,249
Total liabilities and equity	$4,766,094	$4,033,975

See Notes to Consolidated Financial Statements.

ESAB CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at January 1, 2023	60,094,725	$60	$1,865,904	$159,231	$(674,988)	$38,251	$1,388,458
Net income	—	—	—	205,285	—	5,739	211,024
Dividends declared ($0.23 per share)	—	—	—	(13,959)	—	—	(13,959)
Distributions to noncontrolling owners	—	—	—	—	—	(3,880)	(3,880)
Other comprehensive loss, net of tax benefit of $6,097	—	—	—	—	50,716	148	50,864
Common stock-based award activity	200,909	—	15,150	—	—	—	15,150
Balance at December 31, 2023	60,295,634	$60	$1,881,054	$350,557	$(624,272)	$40,258	$1,647,657
Net income	—	—	—	264,842	—	5,906	270,748
Dividends declared ($0.30 per share)	—	—	—	(18,219)	—	—	(18,219)
Distributions and purchases relating to noncontrolling owners	—	—	2,860	—	(1,706)	(5,407)	(4,253)
Other comprehensive income, net of tax expense of $6,988	—	—	—	—	(103,596)	(1,512)	(105,108)
Common stock-based award activity	221,940	1	17,423	—	—	—	17,424
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	226,766	—	6,466	233,232
Dividends declared ($0.38 per share)	—	—	—	(23,140)	—	—	(23,140)
Distributions and purchases relating to noncontrolling owners	—	—	—	—	—	1,300	1,300
Other comprehensive loss, net of tax benefit of $(13,750)	—	—	—	—	189,858	(1,522)	188,336
Common stock-based award activity	203,505	—	3,552	—	—	—	3,552
Balance at December 31, 2025	60,721,079	$61	$1,904,889	$800,806	$(539,716)	$45,489	$2,211,529

See Notes to Consolidated Financial Statements.

ESAB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$233,232	$270,748	$211,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	84,105	66,790	75,034
Net gain on sale of property, plant and equipment	(5,645)	(986)	(1,570)
Stock-based compensation expense	16,937	19,780	16,122
Deferred income tax benefit	(35,664)	(2,601)	(25,408)
Non-cash interest expense	2,864	2,886	1,195
Pension settlement loss	—	12,155	—
Changes in operating assets and liabilities:
Trade receivables, net	(40,014)	(4,848)	(6,006)
Inventories, net	(5,570)	(22,495)	17,958
Accounts payable	6,687	31,861	(19,819)
Other operating assets and liabilities	3,635	(17,891)	61,964
Net cash provided by operating activities	260,567	355,399	330,494
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,287)	(51,779)	(48,178)
Proceeds from sale of property, plant and equipment	6,535	3,805	4,600
Acquisitions, net of cash received	(438,314)	(153,664)	(18,665)
Other investing	(816)	(4,058)	—
Net cash used in investing activities	(479,882)	(205,696)	(62,243)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	—	700,000	—
Proceeds from borrowings on Term Loan	350,000	—	—
Proceeds from borrowings on revolving credit facilities and other	410,715	205,000	574,150
Repayments of borrowings on Term Loan	(385,000)	(602,500)	(12,500)
Repayments of borrowings on revolving credit facilities and other	(217,149)	(237,005)	(763,173)
Payment of debt issuance costs	(5,396)	(10,423)	—
Payment of dividends	(21,913)	(16,992)	(13,342)
Distributions to noncontrolling interest holders	(4,171)	(3,678)	(3,880)
Other financing	(13,385)	(2,733)	(972)
Net cash provided by (used in) financing activities	113,701	31,669	(219,717)
Effect of foreign exchange rates on Cash and cash equivalents	42,119	(34,017)	(18,555)
(Decrease) increase in Cash and cash equivalents	(63,495)	147,355	29,979
Cash and cash equivalents, beginning of period	249,358	102,003	72,024
Cash and cash equivalents, end of period	$185,863	$249,358	$102,003

Supplemental disclosures:
Interest payments, net	$66,569	$62,280	$79,148
Income tax payments, net	$92,690	$94,525	$132,902

See Notes to Consolidated Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder. ESAB provides its partners with fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. The Company’s rich history of innovative products, workflow solutions and its business management system, ESAB Business Excellence (“EBXai”), enables the Company’s purpose of Shaping the world we imagineTM. The Company’s products are utilized to solve challenges in a wide range of industries, including cutting, joining, automated welding and gas control. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s first three quarters end on the last business day of the 13th complete week after the end of the prior quarter.

Basis of Presentation

The accompanying Consolidated Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) in conformity with generally accepted accounting principles in the United States (“GAAP”). The Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows as of and for the periods indicated. Intercompany transactions and accounts are eliminated in consolidation.

The Company’s Consolidated Financial Statements include all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities or joint ventures for which the Company has a controlling financial interest or is the primary beneficiary. When protective rights, substantive rights or other factors exist, further analysis is performed to determine whether or not there is a controlling financial interest. The Consolidated Financial Statements reflect the assets, liabilities, revenues and expenses of consolidated subsidiaries and the noncontrolling parties’ ownership share is presented as noncontrolling interest.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the year ended December 31, 2025, Russia represented approximately 5% of the Company’s Net sales, and approximately $9 million of its Net income. Russia has approximately 5% of the Company’s total net assets as of December 31, 2025, including approximately $50 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $110 million as of December 31, 2025, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

2. Summary of Significant Accounting Policies

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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis within Net sales in the Consolidated Statements of Operations and are recorded as a component of Accrued liabilities in the Consolidated Balance Sheets until remitted to the respective taxing authority.

Research and Development Expense

Research and development costs of $44.0 million, $39.2 million and $38.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, are expensed as incurred and are included in Selling, general and administrative expense in the Consolidated Statements of Operations. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing activities are recognized as period costs. Cost of inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) method.

During the fourth quarter of 2024, the Company changed its inventory costing methodology from the last-in, first-out (“LIFO”) method to the FIFO method for a portion of its inventory. As of the year ended December 31, 2024, all inventory is valued under FIFO. The Company performed this change because it believes FIFO is preferable given it provides a more consistent method for valuing inventory across the Company, better matches costs with revenues, improves comparability with peers and better reflects the current value of inventory at the balance sheet date. The LIFO expense for the year ended December 31, 2023 was $2.1 million, which is not considered material to the Company’s financial statements. The Company recorded the pre-tax cumulative benefit related to this change in accounting principle of $4.3 million as a reduction of Cost of sales for the year ended December 31, 2024. Since these amounts are immaterial to all periods presented, the impact of this change was not retrospectively reflected in prior years.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $39.2 million and $41.2 million as of December 31, 2025 and 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment, net is stated at historical cost, which includes the fair values of such assets acquired through acquisitions and depreciated by the straight-line method over the estimated remaining useful lives of the related assets. Repair and maintenance expenditures are expensed as incurred unless the repair extends the useful life of the asset.

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

In the evaluation of goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying value. If the Company determines that it is more likely than not for a reporting unit’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not for a reporting unit’s fair value to be less than its carrying value, a calculation of the reporting unit’s fair value is performed and compared to the carrying value of that reporting unit. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying value of a reporting unit exceeds its fair value, goodwill of that reporting unit is impaired and an impairment loss is recorded equal to the excess of the reporting unit’s carrying value over its fair value, not to exceed the amount of goodwill attributable to that reporting unit.

When a quantitative impairment test is performed, the Company measures fair value of reporting units based on a combination of the income approach and market approach. Under the income approach, the Company uses a discounted cash flow model that calculates the fair value as the present value of the cash flows of the reporting units. Under the market approach, the fair value of the business based on comparison against certain market information. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, value of net operating losses, future economic and market conditions and determination of appropriate market comparables. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates and the estimate is inherently sensitive to any material changes to the inputs noted above; these changes could potentially impact the fair value of reporting units.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2025, a quantitative goodwill impairment assessment was performed and for the years ended December 31, 2024 and 2023, a qualitative goodwill impairment assessment was performed for the three reporting units, all of which indicated no impairment existed and therefore, no impairment charges were recorded for the respective periods. No material events that would represent impairment indicators have occurred subsequent to the performance of the 2025 annual impairment test.

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is more likely than not for the indefinite-lived intangible asset’s fair value to be greater than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a fair value calculation is performed and compared to the carrying value of the asset. In certain instances, the Company may elect to forgo the qualitative assessment and proceed directly to the quantitative impairment test. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated. Any material deviation in actual results could affect the calculated fair value of the intangible asset. At the impairment testing date, the first day of the fourth quarter, quantitative impairment tests were performed for all the indefinite-lived trade names for the years ended December 31, 2025, 2024 and 2023, all of which indicated no impairment existed.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Definite-lived intangible assets primarily represent acquired trade names, customer relationships, acquired technology and software license agreements. The Company uses accelerated and straight-line methods of amortization with lives ranging from five to thirty years.

The Company assesses its long-lived assets and definite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss equal to the difference between the carrying amount of the asset and its fair value would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The Company determined that no significant impairment indicators were evident during the years ended December 31, 2025, 2024 and 2023.

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

The Company had certain interest rate swap agreements that were designated and qualified as cash flow hedges. The final swap matured on April 3, 2025. Therefore, the Company does not have any interest rate swaps outstanding as of the year ended December 31, 2025. The effective portion of the fair value of unrealized gain or loss on cash flow hedges was reported as a component of Accumulated other comprehensive loss ("AOCL") with offsetting amounts recorded in the Company’s Consolidated Balance Sheets depending on the position and the duration of the contract. The gain or loss on the derivative instrument due to the change in fair value was reclassified into earnings in the same period or periods during which the hedged

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction affected earnings. If a derivative were deemed to be ineffective, the change in fair value of the derivative would be recognized directly in earnings.

The Company has certain cross-currency swap agreements that are designated and qualify as a net investment hedge. The changes in the fair value of these instruments are recorded in AOCL in equity partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. Offsetting amounts are recorded in the Company’s Consolidated Balance Sheets depending on the position and the duration of the contract.

The Company has certain foreign currency contracts that are not designated as hedges. These derivatives are held as offsets to certain balance sheet exposures. The gains or losses on these contracts are recognized in Interest expense and other, net, in the Company’s Consolidated Statement of Operations.

Warranty Costs

Estimated expenses related to product warranties are accrued as the revenue is recognized on products sold to customers and included in Cost of sales in the Consolidated Statements of Operations. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred income tax assets and liabilities reflecting the tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in Other assets and Other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in Income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income is accounted for as a current tax expense in the year the tax is incurred.

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

The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in Income tax expense in the Consolidated Statements of Operations.

Interest Expense and Other, Net

Interest expense and other, net is comprised of interest-bearing deposits of certain foreign subsidiaries, interest costs for the Company’s debt, amortization of debt issuance costs and interest expense of derivatives designated in hedging relationships. In addition, it is comprised of:
•other non-operating expense (income) items, including certain pension-related activities,
•foreign exchange exposure on cash and intercompany positions and interest income or expense on foreign currency contracts not designated in hedging relationships and
•Argentina highly inflationary accounting transaction exchange loss on cash and cash equivalents remeasured into the Brazilian real - the direct parent’s currency.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See “Foreign Currency Exchange Gains and Losses” and “Argentina Highly Inflationary Accounting” policies below for additional information.

Foreign Currency Exchange Gains and Losses

The Company’s Consolidated Financial Statements are presented in U.S. Dollars. The functional currencies of the Company’s operating subsidiaries are generally the local currencies of the countries in which each subsidiary is located. Assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. The amounts recorded in each year in Foreign currency translation in Equity are net of income taxes to the extent the underlying equity balances in the entities are not deemed to be permanently reinvested. Revenues and expenses are translated at average rates of exchange in effect during the year.

Transactions in foreign currencies are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the Consolidated Balance Sheets are recognized in Selling, general and administrative expense or Interest expense and other, net in the Consolidated Statements of Operations for that period.

The following table summarizes the Company’s net foreign transaction gains and losses included within the Consolidated Statements of Operations.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)(1)
Selling, general and administrative expense	$(425)	$7,136	$11,389
Interest expense and other, net	2,777	(158)	1,719
Foreign currency transaction loss, net(2)	$2,352	$6,978	$13,108
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

Argentina Highly Inflationary Accounting

Argentina is deemed to have a highly inflationary economy, resulting in the remeasurement of the Company’s Argentinian operations into Brazilian real, the functional currency of the Argentinian entity’s direct parent. Gains and losses from the remeasurement are recorded in the Company’s Consolidated Statements of Operations. In December 2023, the Argentine peso significantly devalued due to changes in the foreign currency exchange policy introduced by the Argentine government.

For the year ended December 31, 2025, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $5.2 million, Selling, general and administrative expense of $4.6 million and Interest expense and other, net loss of $1.0 million.

For the year ended December 31, 2024, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $8.9 million, Selling, general and administrative benefit of $0.6 million and Interest expense and other, net loss of $0.3 million.

For the year ended December 31, 2023, the remeasurement of the financial statements of the Company’s subsidiary operating in a highly inflationary economy has resulted in a transaction foreign currency exchange loss to Cost of sales of $11.5 million, Selling, general and administrative expense of $6.7 million and Interest expense and other, net loss of $26.2 million.

Use of Estimates

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the period presented. Actual results may differ from those estimates.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting pronouncements on the Company’s Consolidated Financial Statements as well as material updates to previous assessments.

Accounting Guidance Implemented in 2025

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company has adopted this guidance for the year ended December 31, 2025, refer to Note 8. “Income Taxes” for further information on the impact on the Company’s disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which expands disclosure requirements for more detailed information about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

4. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses that it does not have an interest in the ongoing operations. The Company has classified asbestos-related activity included in its Consolidated Statements of Operations as part of Loss from discontinued operations, net of taxes. This activity consists primarily of expected settlements, legal and administrative expenses associated with the above liabilities. Discontinued operations consist primarily of Selling, general and administrative expense, with an associated tax impact that is considered immaterial. See Note 19, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations was $15.0 million, $15.0 million and $15.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Under the acquisition method of accounting, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities from information obtained during due diligence and through other sources. As the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, the Company is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and customer attrition rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who provide guidance on the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The Company makes appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following describes our acquisition activity for the three years ended December 31, 2025, for which the Company acquired 100% of the equity and voting interest of each acquired entity. None of the goodwill is expected to be deductible for tax purposes.

2025 Acquisitions

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the year ended December 31, 2025. These amounts, including inventory, property, plant and equipment, intangible assets and deferred taxes are determined based upon certain valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the detailed analyses are completed.

	EWM	All Others	Total
	(In thousands)
Cash and cash equivalents	$10,360	$6,803	$17,163
Inventories, net	40,081	7,662	47,743
Property, plant and equipment, net	51,481	6,284	57,765
Goodwill(1)	153,567	63,562	217,129
Intangible assets	129,746	46,656	176,402
Deferred tax liability	(38,224)	(12,443)	(50,667)
Other, net(2)	(12,271)	(890)	(13,161)
Purchase price consideration	$334,740	$117,634	$452,374
(1) Goodwill for “All Others” includes approximately $39 million for Bavaria and $16 million for Aktiv.
(2) Includes current and non-current amounts and non-controlling interest.

The following table summarizes the values of the significant identifiable intangible assets acquired, excluding Goodwill, for the year ended December 31, 2025:

	EWM		All Others
	Intangible Asset	Amortization Period	Intangible Asset	Weighted-Average Amortization Period
	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships(1)	$89,095	20	$37,984	17
Trade names	20,536	10	6,484	10
Technology and other	20,115	10	2,188	5
	$129,746		$46,656
(1) Customer relationships for “All Others” includes approximately $23 million for Bavaria with an amortization period of 18 years.

The fair value of the customer relationships was preliminarily estimated based on the multiple excess earnings approach and the fair value of the trade names was preliminarily estimated based on the relief from royalty method. Other preliminary fair value adjustments were made to inventories and property and equipment to reflect the fair value of certain assets upon acquisition. Deferred taxes were preliminarily adjusted to record the book-tax basis difference of acquisition accounting adjustments primarily related to amounts allocated to intangible assets, certain property and equipment, inventories and other liabilities. The fair value of the cash and cash equivalents and other liabilities were estimated to approximate their book values.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2025, the above acquisitions added approximately $79 million to Net sales and contributed an immaterial amount related to Net income. The Company incurred approximately $11 million of acquisition-related transaction costs for the acquisitions completed in 2025 in the year ended December 31, 2025. These costs were expensed in Selling, general and administrative expense in the Consolidated Statements of Operations.

2024 Acquisitions

On October 31, 2024, the Company completed the acquisition of SUMIG Soluções para Solda e Corte Ltda., a South American light automation and equipment business for approximately $68 million, net of cash received, to open market opportunities and expand its portfolio in the Americas segment. The Company recognized intangible assets and goodwill of approximately $29 million and $39 million, respectively.

On July 2, 2024, the Company completed the acquisition of ESAB Bangladesh Private Limited, a leading welding company in Bangladesh, for approximately $69 million, net of cash received, to extend its position in this fast-growing region in the EMEA & APAC segment. The Company recognized intangible assets and goodwill of approximately $15 million and $46 million, respectively.

On February 26, 2024, the Company completed the acquisition of Sager S.A., a welding repair and maintenance product and service leader in South America, for approximately $18 million, net of cash received, to expand its portfolio in the Americas segment.

2023 Acquisitions

On January 11, 2023, the Company completed the acquisition of Therapy Equipment Limited, a regional leader in oxygen regulators, for approximately $19 million, net of cash received, to strengthen the Company’s leading global gas control equipment portfolio in the EMEA & APAC segment.

6. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, related robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the product groups:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Equipment	$971,994	$893,313	$854,949
Consumables	1,870,561	1,847,490	1,919,817
	$2,842,555	$2,740,803	$2,774,766
The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of December 31, 2025 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2025, 2024 and 2023, total contract liabilities were $19.7 million, $26.4 million and $31.2 million, respectively, and are included in Accrued liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, substantially all amounts included in the contract liability balance at the beginning of the respective year were recognized as revenue in the following year.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the activity in the Company’s Allowance for credit losses included within Trade receivables in the Consolidated Balance Sheets.

	Year Ended December 31, 2025
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$23,850	$(173)	$(3,307)	$1,395	$21,765

7. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends that are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$252,637	$287,151	$217,626
Distributed and undistributed earnings allocated to nonvested shares	(1,218)	(1,370)	(1,555)
Income from continuing operations attributable to common stockholders	$251,419	$285,781	$216,071
Weighted-average shares of Common stock outstanding – basic	60,680,448	60,427,743	60,233,623
Income per share from continuing operations – basic	$4.14	$4.73	$3.59
Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$251,419	$285,781	$216,071
Weighted-average shares of Common stock outstanding – basic	60,680,448	60,427,743	60,233,623
Net effect of potentially dilutive securities(2)	585,846	674,320	422,123
Weighted-average shares of Common stock outstanding – dilution	61,266,294	61,102,063	60,655,746
Net income per share from continuing operations – diluted	$4.10	$4.68	$3.56
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $6.5 million, $5.9 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and nonperformance-based restricted stock units.

8. Income Taxes

Income from continuing operations before income taxes and Income tax expense consisted of the following per the table below. The classification of tax expense between federal, state and foreign has been recast for prior years to make all years comparable after the adoption of ASU 2023-09.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income from continuing operations before income taxes:
Domestic operations	$36,517	$50,212	$37,364
Foreign operations	291,743	320,193	281,728
	328,260	370,405	319,092
Income tax expense:
Current:
Federal	7,566	8,983	12,548
State	1,929	2,635	3,760
Foreign	91,188	65,495	104,522
	100,683	77,113	120,830
Deferred:
Federal	(4,381)	4,043	(11,897)
State	(14)	(126)	(1,341)
Foreign	(27,131)	(3,682)	(11,865)
	(31,526)	235	(25,103)
	$69,157	$77,348	$95,727
The Company’s Income tax expense differs from the amount that would be computed by applying the United States federal statutory rate as follows in the table below.

	Year Ended December 31,
	2025
	(Dollars in thousands)
United States federal statutory tax	$68,950	21.0%
State and local income tax, net of federal income tax effect(1)	1,510	0.5%
Foreign tax effects:
United Kingdom:
Valuation allowance	(11,965)	(3.7)%
Other	1,147	0.4%
Switzerland:
Statutory tax rate difference between Switzerland and United States	(5,913)	(1.8)%
Other	(2,286)	(0.7)%
Peru	5,248	1.6%
Other foreign jurisdictions	19,651	6.0%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
Global Intangible Low-Taxed Income inclusion	24,828	7.6%
Subpart F income inclusion	9,663	2.9%
Foreign-Derived Intangible Income deduction	(5,563)	(1.7)%
Foreign tax credit	(33,516)	(10.2)%
Other	(93)	—%
Tax credits	(916)	(0.3)%
Changes in valuation allowances	(1,555)	(0.5)%
Nontaxable or nondeductible items:
Nondeductible officer compensation	4,762	1.5%
Other	(1,250)	(0.4)%
Changes in unrecognized tax benefits	(2,897)	(0.9)%
Other adjustments	(646)	(0.2)%
	$69,157	21.1%
(1) State taxes in California, Illinois, Kentucky, Louisiana, Minnesota, New York and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the taxes calculated at the United States federal statutory tax rate to the total income tax expense for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(In thousands)
Taxes calculated at the United States federal statutory rate	$77,785	$67,010
State taxes	1,956	1,630
Effect of tax rates on international operations	1,823	1,548
Changes in tax reserves	(4,206)	10,753
Research and development tax credits	(980)	(714)
Effect of United States taxation on international operations	5,239	1,527
Permanent differences, net	(4,061)	10,077
Provision to return	(8,350)	703
Withholding taxes	6,634	11,172
Valuation Allowance	(761)	(12,308)
Other	2,269	4,329
Income tax expense	$77,348	$95,727

For the year ended December 31, 2025, the Company’s effective rate of 21.1% differs from the United States federal statutory rate of 21.0% due to the jurisdictional mix of earnings, including foreign withholding tax, partially offset by the release of a valuation allowance. For the year ended December 31, 2024, the Company’s effective tax rate of 20.9% differed from the United States federal statutory rate of 21.0% due to favorable impacts from an agreement with a taxing authority on the treatment of subsidy income in a foreign jurisdiction, favorable changes in tax reserves primarily related to a final ruling in a tax case in a foreign jurisdiction partially offset by withholding taxes. For the year ended December 31, 2023, the Company’s effective tax rate of 30.0% differed from the United States federal statutory rate of 21.0% due to changes in tax reserves, permanent differences relating to foreign subsidiaries and withholding taxes partially offset by the favorable impact from changes in valuation allowances.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Post-retirement benefit obligation	$1,894	$1,229
Expenses currently not deductible	73,063	59,518
Net operating loss carryforward	90,458	86,716
Tax credit carryforward	8,323	5,137
Depreciation and amortization	6,544	4,286
Inventory	12,892	10,795
Capitalized R&D costs	22,035	20,556
Leases	27,831	21,490
Net investment hedge	10,859	—
Valuation allowance	(54,883)	(65,007)
Deferred tax assets, net	199,016	144,720
Deferred tax liabilities:
Depreciation and amortization	(183,201)	(125,227)
Leases	(28,418)	(22,084)
Outside basis differences and other	(87,959)	(87,434)
Total deferred tax liabilities	(299,578)	(234,745)
Total deferred tax liabilities, net	$(100,562)	$(90,025)

Deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets on a net jurisdictional basis as broken out in the table below.

	December 31,
	2025	2024
	(In thousands)
Other assets	$58,217	$44,816
Other liabilities	(158,779)	(134,841)
Deferred tax liability, net	$(100,562)	$(90,025)

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. During the year ended December 31, 2025, the valuation allowance decreased from $65.0 million to $54.9 million primarily due to the release of a valuation allowance in a foreign jurisdiction for which the benefit of the deferred tax asset is now considered more likely than not to be realized. In determining how much of the relevant deferred tax asset could be realized on a more likely than not basis, consideration was given to tax planning strategies and, when applicable, future taxable income.

The Company has United States federal net operating loss carryforwards of $2.2 million as of December 31, 2025 expiring in years 2029 through 2036. The Company’s ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. As of December 31, 2025 the Company also has $357.0 million foreign net operating loss carryforwards primarily in the United Kingdom, Germany and the Netherlands that may be subject to local tax restriction limitations. The foreign net operating losses can be carried forward indefinitely, except in applicable jurisdictions that make up less than five percent of the available net operating losses.

During the year ended December 31, 2025, the Company has not made any material changes to its indefinite reinvestment assertion with respect to earnings reinvested in its foreign operations. The majority of our global unremitted foreign earnings have been taxed or would be exempt from United States tax upon repatriation. The Company has made no provision for United States income taxes or additional non-United States taxes on certain undistributed earnings or outside basis differences of non-United States subsidiaries in which the Company remains indefinitely reinvested. A portion of these undistributed earnings may be subject to foreign and United States tax consequences upon remittance. The Company cannot practically estimate the amount of additional taxes that might be payable on those undistributed earnings.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company records a liability for certain unrecognized income tax benefits for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority (“uncertain tax positions”). This liability for such uncertain tax positions includes the amount of benefit included in (i) its previously filed income tax returns and (ii) its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements. The Company’s total unrecognized tax benefits were $18.6 million, $17.1 million and $30.9 million as of December 31, 2025, 2024 and 2023, respectively, inclusive of $5.3 million, $4.7 million and $12.1 million, respectively, of interest and penalties. The Company records interest and penalties on uncertain tax positions as a component of Income tax expense, which was an expense of $0.2 million, a benefit of $6.2 million and an expense of $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The table below includes a reconciliation of the beginning and ending amount of gross unrecognized tax benefits (inclusive of associated interest and penalties).

(In thousands)
Balance, January 1, 2023	$20,203
Addition for tax positions taken in prior periods	13,514
Reductions related to settlements with taxing authorities	(4,160)
Other, including the impact of foreign currency translation	1,314
Balance, December 31, 2023	30,871
Addition for tax positions taken in prior periods	6,436
Reductions for tax positions taken in prior periods	(7,825)
Reductions related to settlements with taxing authorities	(9,255)
Reductions resulting from a lapse of applicable statute of limitations	(51)
Other, including the impact of foreign currency translation	(3,092)
Balance, December 31, 2024	17,084
Addition for tax positions taken in prior periods	7,300
Reductions for tax positions taken in prior periods	(2,201)
Reductions related to settlements with taxing authorities	(3,624)
Reductions resulting from a lapse of applicable statute of limitations	(1,484)
Other, including the impact of foreign currency translation	1,513
Balance, December 31, 2025	$18,588

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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below includes a breakout of income taxes paid for the year ended December 31, 2025.

Year Ended December 31,
2025
(In thousands)
Federal	$872
State	1,439
Foreign	90,379
$92,690

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:
Foreign:
India	$11,833
Brazil	11,537
Switzerland	8,724
China	8,572
United Kingdom	6,765
Peru	6,003
Czech Republic	5,798
Mexico	5,039

9. Goodwill and Intangible Assets

The following table summarizes Goodwill activity by segment for the years ended December 31, 2025 and 2024.

	Americas	EMEA & APAC	Total
	(In thousands)
Balance, January 1, 2024	$589,875	$998,456	$1,588,331
Goodwill attributable to acquisition(1)	44,505	46,691	91,196
Impact of foreign currency translation	(4,675)	(22,859)	(27,534)
Balance, December 31, 2024	629,705	1,022,288	1,651,993
Goodwill attributable to acquisitions(1)	2,500	217,128	219,628
Impact of foreign currency translation	14,812	63,269	78,081
Balance, December 31, 2025	$647,017	$1,302,685	$1,949,702
(1) Includes purchase accounting adjustments associated with acquisitions discussed in Note 5, “Acquisitions.”

The following table summarizes the Company’s Intangible assets, excluding Goodwill.

	December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Indefinite-Lived Intangible Assets:
Trade names	$197,120	$—	$173,912	$—
Definite-Lived Intangible Assets:
Customer relationships	661,002	(288,727)	506,226	(248,920)
Technology	101,214	(64,631)	71,912	(55,539)
Trade names	58,553	(16,428)	28,878	(11,832)
Software	91,802	(73,731)	78,122	(62,391)
Other intangible assets	31,219	(24,387)	30,424	(22,799)
	$1,140,910	$(467,904)	$889,474	$(401,481)

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense related to intangible assets of $43.3 million, $36.0 million and $39.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in Selling, general and administrative expense in the Consolidated Statements of Operations.

The Company’s expected annual amortization expense for intangible assets for the next five years is as follows.

December 31, 2025
(In thousands)
2026	$43,037
2027	38,989
2028	36,106
2029	34,794
2030	32,888

10. Property, Plant and Equipment, Net

		December 31,
	Depreciable Life	2025	2024
	(In years)	(In thousands)
Land	n/a	$23,481	$14,484
Buildings and improvements	5-40	233,850	176,077
Machinery and equipment	3-15	486,676	409,045
		744,007	599,606
Accumulated depreciation		(362,131)	(301,259)
		$381,876	$298,347
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $40.7 million, $30.6 million and $30.0 million, respectively.

11. Inventories, Net

	December 31,
	2025	2024
	(In thousands)
Raw materials	$173,458	$151,248
Work in process	40,033	41,698
Finished goods	307,517	251,994
	521,008	444,940
Less: allowance for excess, slow-moving and obsolete inventory	(39,243)	(41,229)
	$481,765	$403,711

12. Leases

The Company leases certain office spaces, warehouses, production facilities, vehicles and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include renewal options, which can extend the lease term into the future. The Company determines the lease term by assuming options that are reasonably certain of being renewed will be exercised. Certain of the Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset is recorded on the Consolidated Balance Sheets, with the current lease liability being included in Accrued liabilities and noncurrent lease liability being included in Other liabilities. During the year ended December 31, 2025, the Company recognized a non-cash transaction for a new material operating lease in the EMEA & APAC segment totaling approximately $29 million in Right-of-use lease asset and related lease liability. Operating lease expense was $28.7 million, $24.9 million and $25.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2025
(In thousands)
Future lease payments by year:
2026	$28,379
2027	26,093
2028	19,582
2029	14,418
2030	12,754
Thereafter	50,245
151,471
Less: present value discount	(41,249)
Present value of lease liabilities	$110,222
Weighted-average remaining lease term (in years):
Operating leases	7.1
Weighted-average discount rate:
Operating leases	8.5%

13. Accrued Liabilities and Other Liabilities

The table below includes a summarized breakout of Accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

	December 31, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$53,728	$182,898	$46,395	$151,642
Compensation and related benefits	68,535	52,706	80,451	48,350
Asbestos liability	42,242	269,829	40,779	253,287
Contract liability	19,663	—	26,390	—
Lease liability	22,081	88,141	21,459	66,042
Warranty liability	12,573	—	12,794	—
Third-party commissions	19,371	—	17,346	—
Restructuring liability	17,297	319	4,732	374
Accrued interest	8,570	—	8,077	—
Other	37,926	63,343	40,135	13,241
	$301,986	$657,236	$298,558	$532,936

The table below summarizes the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated Balance Sheets.

	Year Ended December 31,
	2025	2024
	(In thousands)
Warranty liability, beginning of period	$12,794	$12,606
Accrued warranty expense	8,926	10,570
Changes in estimates related to pre-existing warranties	762	1,624
Cost of warranty service work performed	(12,146)	(11,426)
Foreign exchange translation effect and other	2,237	(580)
Warranty liability, end of period	$12,573	$12,794

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. The table below summarizes the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

	Year Ended December 31, 2025
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Termination benefits(1)	$3,845	$19,174	$(8,678)	$709	$15,050
Facility closure costs and other(2)	1,261	8,582	(6,245)	(1,032)	2,566
	$5,106	$27,756	$(14,923)	$(323)	$17,616
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment and other costs in connection with the closure and optimization of facilities and product lines.

	Year Ended December 31, 2024
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Termination benefits(1)	$4,595	$4,538	$(5,288)	$—	$3,845
Facility closure costs(2)	1,104	5,689	(5,112)	(420)	1,261
	$5,699	$10,227	$(10,400)	$(420)	$5,106
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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the total changes in the Company’s total and foreign pension benefits and plan assets and includes a statement of the plans’ funded status.

	All Pension Benefits		Foreign Pension Benefits
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)
Change in benefit obligation:
Projected benefit obligation, beginning of year	$189,874	$242,743	$63,898	$99,215
Service cost	1,466	1,429	1,466	1,429
Interest cost	8,475	8,828	2,513	2,576
Plan amendments	1,671	(9)	1,671	(9)
Actuarial loss (gain)	1,109	(5,945)	(1,721)	1,178
Foreign exchange effect	8,112	(5,386)	8,112	(5,386)
Benefits paid	(17,533)	(21,242)	(4,760)	(4,561)
Settlements	(1,314)	(31,583)	(1,314)	(31,583)
Other	4,759	1,039	4,759	1,039
Projected benefit obligation, end of year	196,619	189,874	74,624	63,898
Accumulated benefit obligation, end of year	192,972	186,689	70,977	60,713
Change in plan assets:
Fair value of plan assets, beginning of year	161,906	211,472	21,894	65,278
Actual return on plan assets	8,657	12,389	1,068	2,024
Employer contributions	4,874	4,309	4,750	4,175
Foreign exchange effect	1,930	(2,028)	1,930	(2,028)
Benefits paid	(17,533)	(21,242)	(4,760)	(4,561)
Settlements	(1,314)	(43,283)	(1,314)	(43,283)
Other	3,809	289	3,809	289
Fair value of plan assets, end of year	162,329	161,906	27,377	21,894
Funded status, end of year	(34,290)	(27,968)	(47,247)	(42,004)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Non-current assets	16,194	17,228	2,164	2,072
Current liabilities	(4,039)	(3,113)	(3,914)	(2,979)
Non-current liabilities	(46,445)	(42,083)	(45,497)	(41,097)
	$(34,290)	$(27,968)	$(47,247)	$(42,004)

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $56.3 million and $8.8 million, respectively, as of December 31, 2025 and $49.3 million and $6.3 million, respectively, as of December 31, 2024. For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $62.3 million and $11.8 million, respectively, as of December 31, 2025 and $52.4 million and $7.2 million, respectively, as of December 31, 2024.

Expected contributions to the Company’s pension benefit plans for the year ending December 31, 2026 are $5.2 million. The table below includes the benefit payments that are expected to be paid during each respective fiscal year.

	Pension Benefits
	All Plans	Foreign Plans
	(In thousands)
2026	$20,672	$7,685
2027	19,078	6,525
2028	18,208	6,063
2029	17,878	6,229
2030	17,812	6,666
2031 – 2035	77,553	29,705

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s primary investment objective for its pension plan assets is to provide a source of retirement income for the plans’ participants and beneficiaries. The assets are invested with the goal of preserving principal while providing a reasonable rate of return over the long term. Diversification of assets is achieved through strategic allocations to various asset classes. Actual allocations to each asset class vary due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced as required, as frequently as on a quarterly basis in some instances. The target allocation for plan assets varies by plan and jurisdiction, and in various locations (including the United States) has been adjusted to reduce investment risk during the year ended December 31, 2025.

The table below shows the actual allocation percentages for the Company’s pension plan assets.

	Actual Asset Allocation December 31,
	2025	2024
United States Plans:
Equity securities:
United States	—%	37%
International	—%	13%
Fixed income	90%	50%
Cash and cash equivalents	10%	—%
Foreign Plans:
Equity securities	—%	4%
Fixed income	14%	15%
Cash and cash equivalents	1%	1%
Insurance contracts	51%	44%
Investment funds(1)	34%	36%

(1) Represents various fixed income and equity securities.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the Company’s pension plan assets for each fair value hierarchy level for the periods presented (see Note 17, “Fair Value Measurements” for further description of the levels within the fair value hierarchy).

	December 31, 2025					December 31, 2024
	Measured at Net Asset Value (1)	Level One	Level Two	Level Three	Total	Measured at Net Asset Value(1)	Level One	Level Two	Level Three	Total
	(In thousands)
United States Plans:
Cash and cash equivalents	$—	$13,097	$—	$—	$13,097	$—	$379	$—	$—	$379
Equity securities:
United States large cap	—	—	—	—	—	28,803	—	—	—	28,803
United States small/mid cap	—	—	—	—	—	9,456	13,481	—	—	22,937
International	—	—	—	—	—	17,566	—	—	—	17,566
Fixed income mutual funds:
United States government and corporate	121,856	—	—	—	121,856	69,152	—	—	—	69,152
Other	—	—	—	—	—	—	1,175	—	—	1,175
Foreign Plans:
Cash and cash equivalents(2)	—	237	—	—	237	—	238	—	—	238
Equity securities	—	95	—	—	95	—	904	—	—	904
Non-United States government and corporate bonds	—	3,679	—	—	3,679	—	3,198	—	—	3,198
Insurance contracts	—	—	14,040	—	14,040	—	—	9,608	—	9,608
Investment funds	—	—	9,298	—	9,298	—	—	7,919	—	7,919
Other	—	—	27	—	27	—	—	27	—	27
	$121,856	$17,108	$23,365	$—	$162,329	$124,977	$19,375	$17,554	$—	$161,906
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
(2)The weighted-average interest crediting rates received in Cash and cash equivalents of foreign plans are immaterial relative to total plan assets.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the components of net periodic benefit cost and Other comprehensive income (loss) of the Company’s total and foreign defined benefit pension plans.

	All Pension Benefits			Foreign Pension Benefits
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$1,466	$1,429	$1,439	$1,466	$1,429	$1,439
Interest cost	8,475	8,828	11,170	2,513	2,576	4,148
Amortization	1,500	1,634	1,206	155	130	40
Settlement loss(1)	—	12,155	—	—	12,155	—
Other	122	(179)	—	122	(179)	(331)
Expected return on plan assets	(7,917)	(9,410)	(11,391)	(881)	(1,038)	(2,475)
Net periodic benefit cost	3,646	14,457	2,424	3,375	15,073	2,821
Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Current year net actuarial loss (gain)	1,501	(9,598)	(7,021)	(777)	(483)	1,984
Current year prior service cost (income)	1,620	(9)	175	1,620	(9)	175
Less amounts included in net periodic benefit cost:
Amortization of net loss	(1,506)	(1,676)	(1,575)	(161)	(172)	(78)
Settlement / divestiture / other loss	(114)	(455)	(1,079)	(114)	(454)	(1,079)
Amortization of prior service cost (income)	6	42	38	6	42	38
Total recognized in Other comprehensive income (loss)	$1,507	$(11,696)	$(9,462)	$574	$(1,076)	$1,040

(1)During the year ended December 31, 2024, the Company recognized a non-cash pension settlement loss of $12.2 million related to the transfer of plan assets to a third party as part of externalizing the risk associated with a foreign defined benefit plan.

Each component of net periodic benefit cost is included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023. Service cost is included within Selling, general and administrative expense with the non-service costs net of expected return on plan assets and settlement loss included within Interest expense and other, net. Settlement loss is recorded within Pension settlement loss on the Company’s Consolidated Statement of Operations.

The table below shows the components of net unrecognized pension benefit cost included in AOCL in the Consolidated Balance Sheets that have not been recognized as a component of net periodic benefit cost.

	December 31,
	2025	2024
	(In thousands)
Net actuarial loss	$49,797	$49,917
Prior service cost (income)	1,505	(122)
	$51,302	$49,795

The key economic assumptions used in the measurement of the Company’s pension benefit obligations are included in the table below.

	December 31,
	2025	2024
Weighted-average discount rate:
All plans	4.7%	4.8%
Foreign plans	4.3%	3.7%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.5%	3.1%

(1)Weighted-average rate of increase is only applicable to plans with compensation increase assumptions.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key economic assumptions used in the computation of net periodic benefit cost are as included in the table below.

	Year Ended December 31,
	2025	2024	2023
Weighted-average discount rate:
All plans	4.8%	4.4%	4.6%
Foreign plans	3.7%	3.9%	4.3%
Weighted-average expected return on plan assets:
All plans	4.8%	5.1%	5.0%
Foreign plans	4.1%	4.4%	4.1%
Weighted-average rate of increase in compensation levels for active foreign plans(1)	3.1%	3.1%	3.2%

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

The Company maintains defined contribution plans covering certain union and non-union employees. The Company’s expense for the years ended December 31, 2025, 2024 and 2023 was $7.7 million, $7.5 million and $7.6 million, respectively.

15. Debt

The table below shows the components of the Company’s debt.

	December 31,
	2025	2024
	(In thousands)
Term loan	$350,000	$385,000
Senior unsecured notes	700,000	700,000
Revolving credit facility	185,000	—
Other debt	8,215	—
Total debt	1,243,215	1,085,000
Current portion of debt	(2,412)	(15,000)
Unamortized deferred financing fees	(8,263)	(9,261)
Long-term debt	$1,232,540	$1,060,739

Senior Notes, Term Loan and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement that initially consisted of (i) a $750 million revolving credit facility with a maturity date of April 4, 2027, (ii) a senior term loan A-1 facility with an initial aggregate principal amount of $400 million, with a maturity date of April 4, 2027 and (iii) a $600 million 364-day senior term loan A-2 facility with a maturity date of April 3, 2023. The senior term loan A-2 facility was subsequently refinanced in June 2022 extending its maturity date to April 3, 2025 to become senior term loan A-3 facility.

On April 9, 2024, the Company issued $700 million in aggregate principal amount of 6.25% senior notes due 2029 (the “Senior Notes”) governed by an indenture (the “Indenture”). The Senior Notes have a contractual maturity interest rate of 6.25% and maturity date of April 15, 2029. The Company used the net proceeds from the Senior Notes to pay off its senior term loan A-3 facility and pay fees associated with the offering.

On October 16, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) that, among other things, provides for (i) a senior term loan A facility (the “Term Loan A Facility”) in an

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate principal amount of $350 million, and (ii) a senior revolving credit facility (the “Revolving Facility”) in the amount of $1.05 billion to replace the Company’s existing $400 million senior term loan A-1 facility and $750 million revolving credit facility and pay off the outstanding principal and interest thereunder. Both facilities mature on October 16, 2030, subject to a springing maturity date under certain circumstances. The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

As of December 31, 2025, the A&R Credit Agreement and the Indenture consist of the following facilities:
•A $1.05 billion Revolving Facility with a maturity date of October 16, 2030, with $185 million drawn;
•A Term Loan A Facility with an aggregate principal amount of $350 million, with maturity dates through October 16, 2030; and
•Senior Notes with an aggregate principal amount of $700 million with a maturity date of April 15, 2029.

The A&R Credit Agreement and the Indenture contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the A&R Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of December 31, 2025. The A&R Credit Agreement and the Indenture contain various events of default (including failure to comply with the covenants under the A&R Credit Agreement and related agreements) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan A Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the A&R Credit Agreement and the Senior Notes.
Loans made under the Term Loan A Facility will bear interest, at the election of the Company, at either the base rate (as defined in the A&R Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) plus an adjustment (as defined in the A&R Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in Dollars, the term SOFR plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in Euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) and, (iii) in the case of loans denominated in Sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the A&R Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company has interest rate swap agreements. Refer to Note 16, “Derivatives” for additional information.

As of December 31, 2025, the weighted-average interest rate of borrowings under the A&R Credit Agreement and the Indenture was 5.40%, excluding accretion of deferred financing fees. There was approximately $865 million of borrowing capacity available on the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur approximately $50 million of indebtedness pursuant to certain uncommitted credit lines, consisting of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $113.3 million. Total letters of credit of $33.7 million were outstanding as of December 31, 2025.

Deferred Financing Fees

The Company had total deferred financing fees of $12.5 million included in its Consolidated Balance Sheets as of December 31, 2025, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Loan A Facility and Senior Notes noted above will be amortized over the contractual term of the related facility. Of the $12.5 million, $4.2 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $8.3 million of deferred financing fees relating to the Term Loan A Facility and Senior Notes are recorded as a contra-liability within Long-term debt.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company’s minimum principal payments for the next five years are broken out in the table below.

December 31, 2025
(In thousands)
2026	$2,412
2027	10,408
2028	10,408
2029	719,158
2030	500,829
Total debt(1)	$1,243,215

(1)Total debt excludes $8.3 million of related unamortized deferred financing fees.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of December 31, 2025. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated Balance Sheets at fair value.

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

In March 2024, the Company settled one of the interest rate swaps associated with the Company’s floating-rate debt and received $5.5 million in connection with that settlement. The termination of the interest rate swap was related to the repayment of the Term A-3 Facility in April 2024. Refer to Note 15, “Debt” for further information. As this interest rate swap was designated as a cash flow hedge, $5.5 million was deferred in AOCL and was recognized in earnings over the period the originally forecasted hedged transaction impacts earnings. The remaining $300 million swap was hedged against the remaining floating-rate debt through its maturity on April 3, 2025. Therefore, the Company does not have any interest rate swaps outstanding as of the year ended December 31, 2025.

The cash inflows and outflows associated with the Company’s interest rate swap agreements designated as cash flow hedges were classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

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

Prior to the maturity of these two cross-currency swaps, on June 25, 2024, the Company de-designated these swaps and entered into four new cross-currency swaps for the same notional amounts that mature in October 2026.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 22, 2024, the Company entered into two additional cross-currency swap agreements, set to mature in October 2026. These contracts have a Euro aggregate notional amount of approximately €90 million and a U.S. dollar aggregate notional amount of $100 million. These swaps are designated and accounted for as a net investment hedge.

The changes in the spot rate of these instruments are recorded in AOCL in equity partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated Statement of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCL related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2025.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated Statements of Cash Flows.

The table below shows the fair value of the derivatives recognized in the Company’s Consolidated Balance Sheets.

	December 31, 2025		December 31, 2024
Designated as hedging instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$48,778	$—	$1,830	$—
Interest rate swap agreement	—	—	—	842
	$48,778	$—	$1,830	$842

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of December 31, 2025 and December 31, 2024, the Company had foreign currency contracts related to purchases and sales with notional values of $105.2 million and $178.7 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Company’s Consolidated Balance Sheets.

	December 31, 2025		December 31, 2024
Not designated as hedging instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$183	$780	$379	$255

The amounts in the table above as of December 31, 2025 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.1 million increase in Other current assets with a corresponding increase in Accrued liabilities.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	December 31, 2025				December 31, 2024
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$11,965	$—	$—	$11,965	$8,990	$—	$—	$8,990
Foreign currency contracts	—	857	—	857	—	657	—	657
Interest rate swap agreement	—	—	—	—	—	842	—	842
Deferred compensation plans	—	7,214	—	7,214	—	5,242	—	5,242
	11,965	8,071	—	20,036	8,990	6,741	—	15,731

Liabilities:
Foreign currency contracts	—	260	—	260	—	781	—	781
Cross-currency swap agreements	—	48,778	—	48,778	—	1,830	—	1,830
Deferred compensation plans	—	7,214	—	7,214	—	5,242	—	5,242
	$—	$56,252	$—	$56,252	$—	$7,853	$—	$7,853

The Company’s cash equivalents consist of investments in foreign interest-bearing deposit accounts and foreign money market mutual funds that are valued based on quoted market prices. The fair value of these investments approximate cost due to their short-term maturities and the high credit quality of the issuers of the underlying securities.

The Company measures the fair value of foreign currency contracts, cross-currency swap agreements and interest rate swap agreement using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the year ended December 31, 2025, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 16, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the years ended December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that are potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk are considered to exist when there are amounts collectible from multiple counterparties with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company performs credit evaluations of its customers prior to delivery or commencement of services and normally does not require collateral. Letters of credit are occasionally required when the Company deems necessary. There are no customers that represent more than 10% of the Company’s Trade receivables, net as of December 31, 2025 and 2024.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the year ended December 31, 2025 since program inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following table presents the changes in the balances of each component of AOCL including reclassifications out of AOCL for the years ended December 31, 2025, 2024 and 2023. All amounts are net of tax and noncontrolling interest, if any.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at January 1, 2023	$(63,847)	$(613,907)	$(8,336)	$11,102	$(674,988)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	8,969	—	—	—	8,969
Foreign currency translation adjustment	(3,285)	(11,143)	(8,879)	—	(23,307)
Gain on long-term intra-entity foreign currency transactions	—	70,428	—	—	70,428
Unrealized gain on cash flow hedges	—	—	—	4,834	4,834
Other comprehensive income (loss) before reclassifications	5,684	59,285	(8,879)	4,834	60,924
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	(1,642)	—	—	(8,566)	(10,208)
Net current period Other comprehensive income (loss)	4,042	59,285	(8,879)	(3,732)	50,716
Balance at December 31, 2023	(59,805)	(554,622)	(17,215)	7,370	(624,272)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	9,069	—	—	—	9,069
Foreign currency translation adjustment	530	(137,599)	15,968	—	(121,101)
Gain on long-term intra-entity foreign currency transactions	—	14,136	—	—	14,136
Unrealized gain on cash flow hedges	—	—	—	4,426	4,426
Other comprehensive income (loss) before reclassifications	9,599	(123,463)	15,968	4,426	(93,470)
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	(146)	—	—	(9,980)	(10,126)
Purchase related to noncontrolling interest	—	(1,706)	—	—	(1,706)
Net current period Other comprehensive income (loss)	9,453	(125,169)	15,968	(5,554)	(105,302)
Balance at December 31, 2024	(50,352)	(679,791)	(1,247)	1,816	(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	(1,811)	—	—	—	(1,811)
Foreign currency translation adjustment	(899)	224,018	(36,467)	—	186,652
Gain on long-term intra-entity foreign currency transactions	—	5,448	—	—	5,448
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(2,710)	229,466	(36,467)	16	190,305
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	1,385	—	—	(1,832)	(447)
Net current period Other comprehensive (loss) income	(1,325)	229,466	(36,467)	(1,816)	189,858
Balance at December 31, 2025	$(51,677)	$(450,325)	$(37,714)	$—	$(539,716)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost. See Note 14, “Benefit Plans” for additional details.
(2) The amounts on this line within the Cash Flow Hedges column are a component of Interest expense and other, net. See Note 16, “Derivatives,” for additional details.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-Based Payments

The Company adopted the 2022 Omnibus Incentive Plan on April 4, 2022 (as subsequently amended and restated, effective as of May 8, 2025, the “Stock Plan”). The Company measures and recognizes compensation expense related to share-based payments based on the fair value of the instruments issued. Stock-based compensation expense is generally recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

Stock Options

 Under the Stock Plan, the Company may grant options to purchase common stock, with a maximum term of 10 years at a purchase price equal to the market value of the Company’s common stock on the date of grant. Stock-based compensation expense for stock option awards is based upon the grant-date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the entire award. With limited exceptions, the employee must remain in service until the vesting date. For the year ended December 31, 2025, the Stock-based compensation expense for the stock option awards was $3.0 million. As of December 31, 2025, the Company had $2.9 million of unrecognized compensation expense related to stock option awards that will be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

During the year ended December 31, 2023, the Company granted certain employees performance-based restricted stock units (“PRSUs”), the vesting of which is fully based on company specific performance metrics over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. These PRSUs are valued at the market value of a share of common stock on the date of grant taking into consideration the probability of achieving the specified performance goal. The ultimate payout of PRSUs with a performance metric adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. During the year ended December 31, 2024 and December 31, 2025, the Company granted certain employees PRSUs, the calculation of the final achievement of which is based on Company-specific performance metrics as well as a modifier for the Company’s total shareholder return ranking among a peer group over a three-year performance period. The awards also have a service requirement that equals the respective performance periods. The related compensation expense for each of the awards is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2025, the Stock-based compensation expense for the PRSUs was $2.7 million.

Under the Stock Plan, the Compensation Committee may also award RSUs to select executives, employees and outside directors, which typically vest over three years after the date of grant. With limited exceptions, the employee must remain in service until the vesting date. The Compensation Committee determines the terms and conditions of each award, including any restriction period and other criteria applicable to the awards. For the year ended December 31, 2025, the Stock-based compensation expense for the RSUs was $11.2 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity of the Company’s PRSUs and RSUs is included in the table below.

	PRSUs		RSUs
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2024	200,642	$68.44	373,620	$67.02
Granted	100,947	131.81	129,729	123.38
Vested	93,799	49.43	173,517	62.38
Forfeited and expired	20,231	90.83	31,235	87.65
Balance at December 31, 2025	187,559	$97.48	298,597	$92.20

The fair value of shares vested during the year ended December 31, 2025 was $15.5 million. As of December 31, 2025, the Company had $24.7 million of unrecognized compensation expense related to PRSU and RSU awards that will be recognized over a weighted-average period of 2.4 years.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Commitments and Contingencies

Asbestos Contingencies

Certain subsidiaries of the Company are the legal obligor, or owner, for certain asbestos obligations including long-term asbestos insurance assets, long-term asbestos insurance receivables, accrued asbestos liabilities, long-term asbestos liabilities, asbestos indemnity expenses, asbestos-related defense costs and asbestos insurance recoveries related to the asbestos obligations of the Company’s other legacy industrial businesses. As a result, the Company holds certain asbestos-related contingencies and insurance coverages.

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of the Company’s subsidiaries nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. The annual number of cases and average settlement payment per asbestos claimant has fluctuated during the past several years. The Company expects such settlement value fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arise. To date, the majority of settled claims have been dismissed for no payment to plaintiffs.

The Company has classified asbestos-related activity in Loss from discontinued operations, net of taxes in the Consolidated Statements of Operations.

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

The table below summarizes the Asbestos-related claims activity for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
	(Number of claims)
Claims unresolved, beginning of period	13,758	13,648
Claims filed(1)	5,279	5,005
Claims resolved(2)	(4,201)	(4,895)
Claims unresolved, end of period	14,836	13,758
	(In dollars)
Average cost of resolved claims(3)	$12,018	$10,574
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Excludes claims settled in Mississippi for which the majority of claims have historically been resolved for no payment and insurance recoveries.

The Company’s Consolidated Balance Sheets include the amounts related to asbestos-related litigation shown in the table below.

	December 31,
	2025	2024
	(In thousands)
Long-term asbestos insurance asset(1)	$235,361	$234,951
Long-term asbestos insurance receivable(1)	16,811	16,961
Accrued asbestos liability(2)	42,242	40,779
Long-term asbestos liability(3)	269,829	253,287
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

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had $162.4 million of unconditional purchase obligations with suppliers, the majority of which is expected to be paid by December 31, 2026.

20. Segment Information

The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific.

The Company’s management considers its Chief Operating Decision Maker (“CODM”) to be Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segment, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Pension settlement loss, Restructuring and other related charges, acquisition transaction, due

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
diligence and integration expenses, amortization of intangibles and fair value charges on acquired inventories and depreciation and other amortization. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

The Company’s segment results are included in the table below.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net sales(1):
Americas	$1,130,338	$1,176,745	$1,214,998
EMEA & APAC	1,712,217	1,564,058	1,559,768
	2,842,555	2,740,803	2,774,766
Cost of sales:
Americas	693,108	711,082	760,134
EMEA & APAC	1,101,105	992,266	998,881
	1,794,213	1,703,348	1,759,015
Allocated operating expense:
Americas	51,057	64,517	64,668
EMEA & APAC	93,724	97,807	103,984
	144,781	162,324	168,652
Other operating expense:
Americas	160,805	161,946	165,454
EMEA & APAC	183,046	184,411	180,543
	343,851	346,357	345,997
Adjusted EBITDA(2):
Americas	225,368	239,200	224,742
EMEA & APAC	334,342	289,574	276,360
	559,710	528,774	501,102
Depreciation, amortization and other impairment charges:
Americas	34,050	30,813	34,589
EMEA & APAC	50,055	35,977	40,445
	84,105	66,790	75,034
Capital expenditures:
Americas	18,791	22,645	21,576
EMEA & APAC	28,496	29,134	26,602
	$47,287	$51,779	$48,178
(1) For the years ended December 31, 2025, 2024 and 2023, the total Net sales originating from the United States were $579.3 million, $595.6 million and $619.1 million, respectively.
(2) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA on a consolidated basis:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income from continuing operations	$259,103	$293,057	$223,365
Income tax expense	69,157	77,348	95,727
Interest expense and other, net	83,910	64,890	85,074
Pension settlement loss	—	12,155	—
Restructuring and other related charges(1)	27,756	10,227	24,110
Acquisition - amortization and other related charges(2)	72,063	34,479	36,851
Depreciation and other amortization	47,721	36,618	35,975
Adjusted EBITDA	$559,710	$528,774	$501,102

ESAB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $31.5 million, $4.2 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and amortization of intangibles and fair value charges on acquired inventories totaling $40.5 million, $30.3 million and $34.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company’s investments in equity method investees and total assets by segment are included in the table below.

	December 31,
	2025	2024
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	29,558	28,885
	29,558	28,885
Total assets:
Americas	1,717,390	1,796,167
EMEA & APAC	3,048,704	2,237,808
	$4,766,094	$4,033,975

The detail of the Company’s property, plant and equipment, net by geography are included in the table below.

	December 31,
	2025	2024
	(In thousands)
Property, plant and equipment, net(1):
Czech Republic	$75,028	$55,554
United States	72,617	73,036
Germany	48,245	11,191
India	31,437	31,506
Mexico	23,464	20,495
Other foreign countries	131,085	106,565
	$381,876	$298,347
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

21. Subsequent Events

The dividend of $6.1 million included in Accrued liabilities in the Consolidated Balance Sheets at December 31, 2025 was paid on January 16, 2026, to stockholders of record as of December 31, 2025.

On January 31, 2026, the Company entered into an agreement to acquire Eddyfi Technologies (“Eddyfi”), a global leader in advanced inspection and monitoring technologies headquartered in Quebec, Canada, for approximately $1.45 billion. The acquisition is expected to be funded with a combination of cash on hand, debt and approximately $318 million of fully committed equity. The Company obtained a commitment for a $1.0 billion 364-day senior unsecured bridge term loan credit facility from JPMorgan Chase Bank, N.A., which will be available to fund the cash consideration for the acquisition and related fees and expenses. This acquisition is expected to be completed in mid-2026, subject to the receipt of applicable regulatory approvals and customary closing conditions.

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

The Company completed the EWM acquisition on August 22, 2025. The business we acquired in the EWM acquisition represented approximately 8% of the Company’s Total assets as of December 31, 2025 and approximately 2% of the Company’s Net sales for the year ended December 31, 2025. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of EWM have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of EWM into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002 to include EWM. The Company will report on its assessment of the consolidated operations within the time period provided by the Exchange Act and the applicable SEC rules and regulations concerning business combinations.

Aside from the aforementioned EWM exclusion, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Other than the EWM acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(c) Trading Plans

On November 7, 2025, Ms. Michele Campion, Chief Human Resources Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 7,196 shares of Company common stock on February 27, 2026, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options and (ii) 2,200 shares of Company common stock on February 27, 2026, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our Executive Officers is set forth in Part I of this Form 10-K under the caption “Information About Our Executive Officers”. Additional information regarding our Directors, Audit Committee and compliance with Section 16(a) of the Exchange Act, if necessary, is incorporated by reference to such information included in our 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Election of Directors,” “Board of Directors and its Committees - Audit Committee” and “Delinquent Section 16(a) Reports.”

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

Information relating to our insider trading policies and procedures is incorporated by reference to such information included in our 2026 Proxy Statement under the caption “Policies on Insider Trading, Hedging and Stock Ownership.”

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio Disclosure,” “Pay Versus Performance” and “Equity Award Grant Practices.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to such information included in our 2026 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Services” and “Audit Committee’s Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)    The following documents are filed as part of this report.

(1) Financial Statements. The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
(2) Schedules. An index of Exhibits and Schedules begins on page 92 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3) Exhibits. See exhibits listed under Part (B) below.

(B)    Exhibits.

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Schedule:	Page Number in Form 10-K
Valuation and Qualifying Accounts	98
EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.1	Amended and Restated Certificate of Incorporation of ESAB Corporation	Incorporated by reference to Exhibit 3.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
3.2	Amended and Restated Bylaws of ESAB Corporation	Incorporated by reference to Exhibit 3.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
4.1	Description of Securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
4.2	Indenture, dated as of April 9, 2024, by and among ESAB Corporation, as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024
4.3	Form of Global Note	Incorporated by reference to Exhibit 4.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 9, 2024
10.1	Transition Services Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.2	Tax Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.3	Employee Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.3 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.4	Intellectual Property Matters Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.4 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022

10.5	EBS License Agreement, dated April 4, 2022, between Enovis Corporation and ESAB Corporation	Incorporated by reference to Exhibit 10.5 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on April 8, 2022
10.6	Registration Rights Agreement, dated March 17, 2022, among ESAB Corporation, Mitchell P. Rales and Steven M. Rales	Incorporated by reference to Exhibit 10.7 to ESAB Corporation’s registration statement on Form S-1 (File No. 333-268325) as filed with the SEC on November 14, 2022
10.7	Amended and Restated Credit Agreement, dated October 16, 2025, by and among ESAB Corporation, as the lead borrower, the other loan parties from time to time party thereto, including certain subsidiaries of the Company identified therein, as guarantors, each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and the co-syndication agents, joint bookrunners and joint lead arrangers named therein	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on October 16, 2025
10.8#	Amended and Restated ESAB Corporation 2022 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on May 14, 2025
10.9#	Amended and Restated ESAB Corporation Annual Incentive Plan, effective as of February 27, 2025	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Form 10-QA (File No. 001-41297) as filed with the SEC on May 1, 2025
10.10#	The ESAB Group, Inc. Excess Benefits Plan	Incorporated by reference to Exhibit 10.10 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.11#	The ESAB Group, Inc. Nonqualified Deferred Compensation Plan	Incorporated by reference to Exhibit 10.11 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.12#	ESAB Corporation Executive Officer Severance Plan	Incorporated by reference to Exhibit 10.12 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.13#	Letter Agreement, effective as of May 15, 2016, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.13 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.14#	Letter Agreement, dated April 26, 2019, between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.14 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.15#	Letter Agreement, dated April 4, 2017, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.15 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.16#	Letter Agreement, dated December 17, 2021, between ESAB Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.17 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.17#	Letter Agreement, dated December 12, 2021, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.18 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.18#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.20 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.19#	Letter Agreement, dated December 10, 2021, between ESAB Corporation and Michele Campion	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.20#	Employment Agreement, dated February 21, 2022, between ESAB Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.21 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.21#	Letter Agreement, dated January 9, 2023, between ESAB Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 29, 2024
10.22#	Form of Change in Control Agreement, effective October 27, 2020 (Colfax)	Incorporated by reference to Exhibit 10.22 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.23#	Change in Control Agreement, dated October 30, 2020, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.23 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.24#	Form of Change in Control Agreement, effective March 5, 2021 (ESAB)	Incorporated by reference to Exhibit 10.24 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.25#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.25 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.26#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.27 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.27#	Change in Control Agreement, dated March 5, 2021, between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.28 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.28#	Retention Agreement, dated March 5, 2021, between Colfax Corporation and Shyam Kambeyanda	Incorporated by reference to Exhibit 10.29 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.29#	Form of Retention Agreement, dated March 5, 2021	Incorporated by reference to Exhibit 10.30 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.30#	Form of Change in Control Agreement, effective February 17, 2022 (ESAB)	Incorporated by reference to Exhibit 10.31 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.31#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Kevin Johnson	Incorporated by reference to Exhibit 10.32 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.32#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Olivier Biebuyck	Incorporated by reference to Exhibit 10.33 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.33#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Curtis Jewell	Incorporated by reference to Exhibit 10.36 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022

10.34#	Amended and Restated Retention Agreement, dated November 30, 2021, by and between Colfax Corporation and Michele Campion	Incorporated by reference to Exhibit 10.35 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on March 7, 2023
10.35#	Form of ESAB Corporation Officer Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.38 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.36#	Form of ESAB Corporation Officer Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.39 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.37#	Form of ESAB Corporation Officer Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.40 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.38#	Form of ESAB Corporation Outside Director Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.41 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.39#	Form of ESAB Corporation Outside Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.42 to ESAB Corporation’s registration statement on Form 10-12B/A (File No. 001-41297) as filed with the SEC on March 11, 2022
10.40#	Form of ESAB Corporation Restricted Stock Unit Agreement for Mitchell P. Rales	Incorporated by reference to Exhibit 10.1 to ESAB Corporation’s Quarterly Report on Form 10-Q (File No. 001-41297) as filed with the SEC on October 29, 2024
18.1	Letter from Ernst & Young LLP regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 20, 2025
19.1	Insider Trading Policy and Procedures	Incorporated by reference to Exhibit 19.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 20, 2025
97.1	ESAB Corporation Clawback Policy	Incorporated by reference to Exhibit 97.1 to ESAB Corporation’s Annual Report on Form 10-K (File No. 001-41297) as filed with the SEC on February 29, 2024
Exhibit No.	Description	Location
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit No.	Description	Location
101.CAL	Inline XBRL Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is formatted in Inline XBRL (included as Exhibit 101)	Filed herewith
# Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2026.

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
Date:     February 20, 2026

/s/ SHYAM P. KAMBEYANDA
Shyam P. Kambeyanda
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ KEVIN JOHNSON
Kevin Johnson
Chief Financial Officer
(Principal Financial Officer)

/s/ RENATO NEGRO
Renato Negro
Chief Accounting Officer
(Principal Accounting Officer)

/s/ MITCHELL P. RALES
Mitchell P. Rales
Chairman of the Board

/s/ PATRICK W. ALLENDER
Patrick W. Allender
Director

/s/ MELISSA CUMMINGS
Melissa Cummings
Director

/s/ RHONDA L. JORDAN
Rhonda L. Jordan
Director

/s/ ROBERT S. LUTZ
Robert S. Lutz
Director

/s/ SÉBASTIEN MARTIN
Sébastien Martin
Director

/s/ STEPHANIE M. PHILLIPPS
Stephanie M. Phillipps
Director

/s/ DIDIER TEIRLINCK
Didier Teirlinck
Director

/s/ RAJIV VINNAKOTA
Rajiv Vinnakota
Director

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Cost and Expense(1)	Write-Offs Write-Downs Deductions and Other	Foreign Currency Translation	Balance at End of Period
	(in thousands)
Year Ended December 31, 2025:
Allowance for credit losses	$23,850	$(173)	$(3,307)	$1,395	$21,765
Valuation allowance for deferred tax assets	65,007	(13,285)	2,997	164	54,883
Year Ended December 31, 2024:
Allowance for credit losses	$25,477	$2,248	$(2,423)	$(1,452)	$23,850
Valuation allowance for deferred tax assets	79,355	(761)	(12,478)	(1,109)	65,007
Year Ended December 31, 2023:
Allowance for credit losses	$23,471	$3,902	$(2,289)	$393	$25,477
Valuation allowance for deferred tax assets	88,202	(12,283)	—	3,426	79,355
(1)    Amounts charged to expense are net of recoveries for the respective period.