Form 10-Q
period 2026-04-03
ESAB Corp
filed 2026-05-07
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2026
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 28, 2026, there were 60,881,712 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Net sales	$745,597	$678,138
Cost of sales	470,485	422,936
Gross profit	275,112	255,202
Selling, general and administrative expense	174,472	140,858
Restructuring and other related charges	10,161	4,499
Operating income	90,479	109,845
Interest expense and other, net	25,577	16,782
Income from continuing operations before income taxes	64,902	93,063
Income tax expense	13,111	20,499
Net income from continuing operations	51,791	72,564
Loss from discontinued operations, net of taxes	(2,554)	(2,732)
Net income	49,237	69,832
Income attributable to noncontrolling interest, net of taxes	(1,593)	(2,469)
Net income attributable to ESAB Corporation	$47,644	$67,363
Earnings (loss) per share – basic
Income from continuing operations	$0.82	$1.15
Loss on discontinued operations	(0.04)	(0.05)
Net income per share – basic	$0.78	$1.10
Earnings (loss) per share – diluted
Income from continuing operations	$0.82	$1.14
Loss on discontinued operations	(0.04)	(0.04)
Net income per share – diluted	$0.78	$1.10

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Net income	$49,237	$69,832
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense (benefit) of $2,897 and $(4,322)	(18,753)	79,330
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $— and $(497)	—	(1,816)
Defined benefit pension and other post-retirement plan activity, net of tax expense of $87 and $11	369	321
Other comprehensive (loss) income	(18,384)	77,835
Comprehensive income	30,853	147,667
Comprehensive income attributable to noncontrolling interest	(506)	(2,587)
Comprehensive income attributable to ESAB Corporation	$30,347	$145,080

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	April 3, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,004,790	$185,863
Trade receivables, less allowance for credit losses of $21,638 and $21,765	488,460	451,298
Inventories, net	520,597	481,765
Prepaid expenses	79,022	66,103
Other current assets	77,289	76,876
Total current assets	2,170,158	1,261,905
Property, plant and equipment, net	377,352	381,876
Goodwill	1,930,604	1,949,702
Intangible assets, net	655,922	673,006
Lease assets - right of use	106,178	113,310
Other assets	384,455	386,295
Total assets	$5,624,669	$4,766,094

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,788	$2,412
Accounts payable	398,501	360,391
Accrued liabilities	327,707	301,986
Total current liabilities	729,996	664,789
Long-term debt	2,032,436	1,232,540
Other liabilities	626,569	657,236
Total liabilities	3,389,001	2,554,565
Equity:
Common stock - $0.001 par value - 600,000,000 shares authorized, 60,881,557 and 60,721,079 shares outstanding as of April 3, 2026 and December 31, 2025, respectively	61	61
Additional paid-in capital	1,905,399	1,904,889
Retained earnings	842,343	800,806
Accumulated other comprehensive loss	(557,013)	(539,716)
Total ESAB Corporation equity	2,190,790	2,166,040
Noncontrolling interest	44,878	45,489
Total equity	2,235,668	2,211,529
Total liabilities and equity	$5,624,669	$4,766,094

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	60,721,079	$61	$1,904,889	$800,806	$(539,716)	$45,489	$2,211,529
Net income	—	—	—	47,644	—	1,593	49,237
Dividends declared ($0.10 per share)	—	—	—	(6,107)	—	—	(6,107)
Distributions to noncontrolling owners	—	—	—	—	—	(1,117)	(1,117)
Other comprehensive loss, net of tax expense of $(2,984)	—	—	—	—	(17,297)	(1,087)	(18,384)
Common stock-based award activity	160,478	—	510	—	—	—	510
Balance at April 3, 2026	60,881,557	$61	$1,905,399	$842,343	$(557,013)	$44,878	$2,235,668

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	$61	$1,901,849	$659,675	$(651,857)	$40,664	$1,950,392

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net income	$49,237	$69,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	23,868	17,491
Net gain on sale of property, plant and equipment	(56)	(5,665)
Stock-based compensation expense	3,948	5,361
Deferred income tax benefit	(4,771)	(2,774)
Amortization of debt issuance costs	5,764	628
Changes in operating assets and liabilities:
Trade receivables, net	(33,819)	(32,026)
Inventories, net	(40,123)	(35,393)
Accounts payable	39,662	21,405
Other operating assets and liabilities	3,205	(3,449)
Net cash provided by operating activities	46,915	35,410
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,703)	(7,294)
Proceeds from sale of property, plant and equipment	275	4,605
Net cash used in investing activities	(13,428)	(2,689)
Cash flows from financing activities:
Proceeds from borrowings on Senior Notes	1,000,000	—
Repayments of borrowings on Term Loans	—	(2,500)
Proceeds from borrowings on revolving credit facilities and other	131,217	—
Repayments of borrowings on revolving credit facilities and other	(317,374)	—
Payment of debt issuance costs	(17,017)	—
Payment of dividends	(6,092)	(4,861)
Distributions to noncontrolling interest holders	(1,117)	(1,168)
Other financing	(3,438)	(4,590)
Net cash provided by (used in) financing activities	786,179	(13,119)
Effect of foreign exchange rates on Cash and cash equivalents	(739)	22,388
Increase in Cash and cash equivalents	818,927	41,990
Cash and cash equivalents, beginning of period	185,863	249,358
Cash and cash equivalents, end of period	$1,004,790	$291,348

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

The Company’s fiscal year ends December 31. The Company’s first quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the first quarter results for 2026 and 2025 refer to the 13-week periods ended April 3, 2026 and April 4, 2025, respectively.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three months ended April 3, 2026, Russia represented approximately 4% of the Company’s Net sales and contributed approximately $1 million of net losses to the Company’s Net income. Russia also has approximately 5% of the Company’s total net assets as of April 3, 2026, including approximately $42 million of Cash and cash equivalents that may be subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $108 million as of April 3, 2026, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $12.5 million during the three months ended April 3, 2026 and $10.1 million for the three months ended April 4, 2025. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

The accompanying interim Consolidated and Condensed Financial Statements and the related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on February 20, 2026.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosure requirements for more detailed information about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the effect the adoption of the ASU may have on its disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for costs incurred to develop internal-use software including which costs are required to be recognized as an asset. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect the adoption of the ASU may have on its consolidated financial statements and disclosures.

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

Cash used in operating activities related to discontinued operations was $4.3 million for the three months ended April 3, 2026 and $2.3 million for the three months ended April 4, 2025.

3. Acquisitions

The Company continually evaluates potential acquisitions that either strategically fit with its existing portfolio or expand its portfolio into a new and attractive business area. The Company makes appropriate adjustments to purchase price allocations prior to completion of the applicable measurement period, as required. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. Refer to Note 5, “Acquisitions” in the Company’s 2025 Form 10-K for further information on the Company’s accounting treatment of acquisitions.

On January 31, 2026, the Company entered into an agreement to acquire Eddyfi Technologies (“Eddyfi”), a global leader in advanced inspection and monitoring technologies headquartered in Quebec, Canada, for a purchase price of approximately $1.45 billion (the “Acquisition”). The Acquisition is expected to be funded with a combination of cash on hand, debt (refer to Note 9, “Debt” for additional information) and approximately $318 million of fully committed equity, consisting of the Mandatory Convertible Preferred Stock and common stock issuances described below. The Acquisition is expected to be completed in mid-2026, subject to the receipt of applicable regulatory approvals and customary closing conditions.

Furthermore, in relation to the Acquisition, on February 2, 2026, the Company offered and agreed to issue and sell 175,000 shares (the “Preferred Shares”) of a newly created series of convertible preferred stock, designated as 6.50% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”), to certain investors (the “Preferred Stock Purchasers”), pursuant to a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”), for an aggregate liquidation preference of $175.0 million. The Preferred Stock Purchasers include one or more entities affiliated with Mitchell Rales, the Chairman of our Board, and one or more entities affiliated with Steven Rales, Mitchell’s brother, who have agreed to purchase $100.0 million and $25.0 million, respectively, of the Mandatory Convertible Preferred Stock for investment purposes, and the remaining $50.0 million has been agreed to be purchased by other third parties. The transactions with the entities affiliated with Mitchell Rales and the entities affiliated with Steven Rales were on the same terms as the transactions with unaffiliated third parties. The Preferred Shares were offered at a price of $1,000 per Preferred Share and the net proceeds to the Company, after deducting the fees payable to the placement agents but before deducting other offering expenses, are expected to be approximately $172 million.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Mandatory Convertible Preferred Stock will be issued on the acquisition closing date and will automatically convert into common stock on the conversion date, which is approximately three years from issuance, unless earlier converted by the holder or upon a fundamental change. The shares accrue cumulative dividends at a rate of 6.50% per annum, payable quarterly when and if declared. Each share will convert at a rate ranging from 7.1806 to 8.2576 shares of common stock, depending on the average market price during the specified settlement period and subject to certain customary anti‑dilution and other protective adjustment provisions. Holders may elect early conversion at the minimum conversion rate, subject to adjustments for unpaid dividends. The preferred stock has a liquidation preference senior to common equity and is not redeemable, except for limited redemptions required to address regulatory ownership restrictions. Management believes these shares could be dilutive to the Company’s GAAP earnings per share after the Acquisition has closed.

In addition, on February 2, 2026, the Company offered and agreed to issue and sell 1,254,255 shares of its Common Stock, par value $0.001 per share, to certain institutional investors (the “Common Stock Purchasers” and, together with the Preferred Stock Purchasers, the “Purchasers”), pursuant to a common stock purchase agreement (the “Common Stock Purchase Agreement” and, together with the Preferred Stock Purchase Agreement, the “Purchase Agreements”), at a price of $114.00 per share, for an aggregate purchase price of approximately $143 million. The net proceeds to the Company, after deducting the fees payable to the placement agents but before deducting other offering expenses, are expected to be approximately $140.1 million. In connection with the Common Stock Purchase Agreement, the Company has agreed to provide the Common Stock Purchasers with certain customary registration rights with respect to the shares of Common Stock to be issued thereunder.

Under the terms of the Purchase Agreements, the obligation of the Purchasers to purchase the shares is conditioned upon, among other things, the substantially concurrent consummation of the Acquisition. The Purchase Agreements may be terminated by either the Company or the Purchasers if the closing does not occur on or before November 30, 2026. The issuance of the Preferred Shares and the shares of Common Stock described above, together with the related net proceeds, are each expected to occur concurrently with, and are conditioned upon, the closing of the Acquisition.

For a description of the Company’s acquisition activity for the year ended December 31, 2025, reference is made to the financial statements as of and for the year ended December 31, 2025 and Note 5, “Acquisitions” thereto in the Company’s 2025 Form 10-K.

4. Revenue

The Company provides fabrication technology advanced equipment, consumables, gas control equipment, robotics and digital solutions. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Equipment	$264,733	$232,488
Consumables	480,864	445,650
	$745,597	$678,138

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.

Given the nature of the business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of April 3, 2026 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2025 and December 31, 2024, total contract liabilities were $19.7 million and $26.4 million, respectively, and were included in Accrued liabilities on the Consolidated Balance Sheets. During the three months ended April 3, 2026, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $10.4 million. During the three months ended April 4, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $9.9 million. As of April 3, 2026 and April 4, 2025, total contract liabilities were $33.9 million and $25.3 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended April 3, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for credit losses	$21,765	$117	$(359)	$115	$21,638

5. Earnings per Share from Continuing Operations

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$50,198	$70,095
Distributed and undistributed earnings allocated to nonvested shares	(247)	(249)
Income from continuing operations attributable to common stockholders	$49,951	$69,846
Weighted-average shares of Common stock outstanding – basic	60,781,212	60,562,584
Income per share from continuing operations – basic	$0.82	$1.15

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$49,951	$69,846
Weighted-average shares of Common stock outstanding – basic	60,781,212	60,562,584
Net effect of potentially dilutive securities(2)	484,616	718,534
Weighted-average shares of Common stock outstanding – dilution	61,265,828	61,281,118
Net income per share from continuing operations – diluted	$0.82	$1.14
(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.6 million for the three months ended April 3, 2026 and $2.5 million for the three months ended April 4, 2025.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three months ended April 3, 2026, Income from continuing operations before income taxes was $64.9 million while Income tax expense was $13.1 million. The effective tax rate was 20.2% for the three months ended April 3, 2026. The effective tax rate differed from the 2026 U.S. federal statutory rate of 21.0% primarily due to the U.S. tax benefit for qualifying Foreign-Derived Deduction Eligible Income (“FDDEI”).

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. Inventories, Net

Inventories, net consisted of the following:

	April 3, 2026	December 31, 2025
	(In thousands)
Raw materials	$186,279	$173,458
Work in process	46,640	40,033
Finished goods	324,085	307,517
	557,004	521,008
Allowance for excess, slow-moving and obsolete inventory	(36,407)	(39,243)
	$520,597	$481,765

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	April 3, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$58,078	$176,314	$53,728	$182,898
Compensation and related benefits	66,880	51,511	68,535	52,706
Asbestos liability	44,101	263,012	42,242	269,829
Contract liabilities	33,885	—	19,663	—
Lease liabilities	22,317	81,537	22,081	88,141
Warranty liability	12,540	—	12,573	—
Third-party commissions	13,398	—	19,371	—
Restructuring liability	15,919	—	17,297	319
Accrued interest	19,792	—	8,570	—
Other	40,797	54,195	37,926	63,343
	$327,707	$626,569	$301,986	$657,236

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Warranty liability, beginning of period	$12,573	$12,794
Accrued warranty expense	2,652	1,967
Changes in estimates related to pre-existing warranties	433	465
Cost of warranty service work performed	(3,099)	(2,885)
Foreign exchange translation effect and other	(19)	261
Warranty liability, end of period	$12,540	$12,602

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Three Months Ended April 3, 2026
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Americas:
Termination benefits(1)	$8,827	$1,176	$(1,049)	$(89)	$8,865
Facility closure costs and other(2)	1,677	5,186	(6,057)	—	806
Subtotal	10,504	6,362	(7,106)	(89)	9,671
Non-cash charges(2)		2,619
		8,981
EMEA & APAC:
Termination benefits(1)	6,223	687	(1,322)	(62)	5,526
Facility closure costs and other(2)	889	493	(709)	49	722
Subtotal	7,112	1,180	(2,031)	(13)	6,148
Non-cash charges(2)		—
		1,180

Total	$17,616	7,542	$(9,137)	$(102)	$15,919
Non-cash charges(2)		2,619
Total Provision		$10,161
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
9. Debt

The following table shows the components of the Company’s debt:

	April 3, 2026	December 31, 2025
	(In thousands)
Term loans	$350,000	$350,000
Senior unsecured notes	1,700,000	700,000
Revolving credit facility	—	185,000
Other debt	6,801	8,215
Total debt	2,056,801	1,243,215
Current portion of debt	(3,788)	(2,412)
Unamortized deferred financing fees	(20,577)	(8,263)
Long-term debt	$2,032,436	$1,232,540

Senior Notes, Term Loans and Revolving Credit Facility

On April 4, 2022, the Company entered into a credit agreement that initially consisted of (i) a $750 million revolving credit facility with a maturity date of April 4, 2027, (ii) a senior term loan A-1 facility with an initial aggregate principal amount of $400 million with a maturity date of April 4, 2027 and (iii) a $600 million 364-day senior term loan A-2 facility with a maturity date of April 3, 2023. The senior term loan A-2 facility was subsequently refinanced in June 2022 extending its maturity date to April 3, 2025 to become a senior term loan A-3 facility.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On April 9, 2024, the Company issued $700 million in aggregate principal amount of 6.25% senior notes due 2029 (the “2029 Senior Notes”) governed by an indenture (the “2029 Indenture”). The 2029 Senior Notes have a contractual maturity interest rate of 6.25% and maturity date of April 15, 2029. The Company used the net proceeds from the 2029 Senior Notes to pay off its senior term loan A-3 facility and pay fees associated with the offering.

On October 16, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) that, among other things, provides for (i) a senior term loan A facility (the “Term Loan A Facility”) in an aggregate principal amount of $350 million and (ii) a senior revolving credit facility (the “Revolving Facility”) in the amount of $1.05 billion to replace the Company’s existing $400 million senior term loan A-1 facility and $750 million revolving credit facility and pay off the outstanding principal and interest thereunder. Both facilities mature on October 16, 2030, subject to a springing maturity date under certain circumstances. The Revolving Facility contains a $300 million foreign currency sublimit and a $50 million swing line loan sub-facility.

On March 26, 2026, the Company issued $1.0 billion in aggregate principal amount of 5.625% senior notes due 2031 (the “2031 Senior Notes” and, together with the 2029 Senior Notes, the “Senior Notes”) governed by an indenture (the “2031 Indenture” and together with the 2029 Indenture, the “Indentures”). The 2031 Senior Notes have a contractual maturity interest rate of 5.625% and maturity date of April 1, 2031. The Company used a portion of the net proceeds to pay down the revolving line of credit for a total of $240 million and plans to use the remaining net proceeds from the sale of the 2031 Senior Notes to pay a portion of the acquisition of Eddyfi and associated costs and expenses. The 2031 Senior Notes are subject to a special mandatory redemption at a redemption price equal to 100% of the initial issue price of the 2031 Senior Notes, plus any accrued and unpaid interest to, but not including, the date of such special mandatory redemption, if (i) the Acquisition is not consummated on or prior to the outside date as set forth under the related share purchase agreement or (ii) the Company notifies the trustee that the share purchase agreement has been terminated in accordance with its terms or upon the occurrence of certain other events prior to the outside date as set forth under the share purchase agreement. Refer to Note 3, “Acquisitions” for additional information. The Indentures also provide for certain optional or mandatory redemptions or prepayments in other circumstances, none of which are currently expected by management as of April 3, 2026.

The A&R Credit Agreement and the Indentures contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the A&R Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of April 3, 2026. The A&R Credit Agreement and the Indentures contain various events of default (including failure to comply with the covenants under the A&R Credit Agreement) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan A Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the A&R Credit Agreement and Senior Notes.

Loans made under the Term Loan A Facility will bear interest, at the election of the Company, at either the base rate (as defined in the A&R Credit Agreement) or at the term Secured Overnight Financing Rate (“SOFR”) plus an adjustment (as defined in the A&R Credit Agreement), in each case, plus the applicable interest rate margin. Loans made under the Revolving Facility will bear interest, at the election of the Company, at either the base rate or, (i) in the case of loans denominated in dollars, the term SOFR plus an adjustment or the daily simple SOFR plus an adjustment, (ii) in the case of loans denominated in euros, the adjusted Euro Interbank Offered Rate (“EURIBOR”) rate and, (iii) in the case of loans denominated in sterling, Sterling Overnight Index Average (“SONIA”) plus an adjustment (as all such rates are defined in the A&R Credit Agreement), in each case, plus the applicable interest rate margin. The applicable interest rate margin changes based upon the Company’s total leverage ratio (consolidated total net debt divided by EBITDA, as defined in the credit agreement and ranging from 1.125% to 1.750% or in the case of the base rate margin, 0.125% to 0.750%). Each swing line loan denominated in dollars will bear interest at the base rate plus the applicable interest rate margin.

To manage exposures to currency exchange rates and interest rates arising in Long-term debt, the Company entered into cross-currency swap agreements. Refer to Note 10, “Derivatives” for additional information.

As of April 3, 2026, the weighted-average interest rate of borrowings under the Credit Agreement and Indentures was 5.45%, including the net impact from the cross-currency swaps and excluding accretion of deferred financing fees, and there

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

was $1,050 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Bridge Loan Commitment Letter

On January 31, 2026, the Company entered into a commitment letter with JPMorgan Chase Bank, N.A. to provide a $1.0 billion aggregate principal senior unsecured bridge term loan facility (the “Bridge Loan”) to fund the Acquisition and related fees and expenses. On March 26, 2026, following the issuance of the 2031 Senior Notes, the Company terminated the Bridge Loan. The Company never drew down on the Bridge Loan and paid $4.8 million for customary upfront fees related to the Bridge Loan that were expensed through Interest expense and other, net upon termination of the Bridge Loan.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur $73.1 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that the Company has used from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $114.3 million. Total letters of credit of $37.2 million were outstanding as of April 3, 2026.

Deferred Financing Fees

The Company had total deferred financing fees of $24.5 million included in its Consolidated and Condensed Balance Sheets as of April 3, 2026, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Loan A Facility and Senior Notes noted above will be amortized over the contractual term of the related facility and the costs associated with these will be amortized over the life of the A&R Credit Agreement or the Indentures, respectively. Of the $24.5 million, $3.9 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $20.6 million of deferred financing fees relating to the Term Loan A Facility and Senior Notes are recorded as a contra-liability within Long-term debt. The deferred financing fees related to the 2031 Senior Notes make up approximately $13 million of the $20.6 million.

10. Derivatives

The Company uses derivative instruments to manage exposures to currency exchange rates arising in connection with Long-term debt and the normal course of business. The Company has established policies and procedures that govern the risk management of these exposures. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable.

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of April 3, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

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

The changes in the spot rate of these instruments are recorded in Accumulated Other Comprehensive Loss (“AOCL”) in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCL related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the three months ended April 3, 2026.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	April 3, 2026		December 31, 2025
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$40,092	$—	$48,778	$—

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of April 3, 2026 and December 31, 2025, the Company had foreign currency contracts related to purchases and sales with notional values of $142.3 million and $105.2 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	April 3, 2026		December 31, 2025
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$1,159	$163	$183	$780

The amounts in the table above as of April 3, 2026 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.4 million increase in Other current assets with a corresponding increase in Accrued liabilities.

The gains or losses on foreign currency contracts are usually offset by foreign exchange exposure on cash and intercompany positions, all of which are recognized in Interest expense and other, net, in the Consolidated and Condensed Statements of Operations.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	April 3, 2026				December 31, 2025
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$765,917	$—	$—	$765,917	$11,965	$—	$—	$11,965
Foreign currency contracts	—	519	—	519	—	857	—	857
Deferred compensation plans	—	7,099	—	7,099	—	7,214	—	7,214
	$765,917	$7,618	$—	$773,535	$11,965	$8,071	$—	$20,036

Liabilities:
Foreign currency contracts	$—	$1,515	$—	$1,515	$—	$260	$—	$260
Cross-currency swap agreements	—	40,092	—	40,092	—	48,778	—	48,778
Deferred compensation plans	—	7,099	—	7,099	—	7,214	—	7,214
	$—	$48,706	$—	$48,706	$—	$56,252	$—	$56,252

The Company measures the fair value of foreign currency contracts and cross-currency swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the three months ended April 3, 2026, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the three months ended April 3, 2026.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the share repurchase program through the three months ended April 3, 2026 since inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the three months ended April 3, 2026 and April 4, 2025. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Total
	(In thousands)
Balance at December 31, 2025	$(51,677)	$(450,325)	$(37,714)	$(539,716)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	110	(29,642)	6,729	(22,803)
Gain on long-term intra-entity foreign currency transactions	—	5,137	—	5,137
Other comprehensive income (loss) before reclassifications	110	(24,505)	6,729	(17,666)
Amounts reclassified from Accumulated other comprehensive loss(1)	369	—	—	369
Net current period Other comprehensive income (loss)	479	(24,505)	6,729	(17,297)
Balance at April 3, 2026	$(51,198)	$(474,830)	$(30,985)	$(557,013)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	48	—	—	—	48
Foreign currency translation adjustment	(421)	94,613	(15,371)	—	78,821
Gain on long-term intra-entity foreign currency transactions	—	391	—	—	391
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(373)	95,004	(15,371)	16	79,276
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	273	—	—	(1,832)	(1,559)
Net current period Other comprehensive (loss) income	(100)	95,004	(15,371)	(1,816)	77,717
Balance at April 4, 2025	$(50,452)	$(584,787)	$(16,618)	$—	$(651,857)
(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.
(2) The amount within the Cash Flow Hedges column is a component of Interest expense and other, net. See Note 10, “Derivatives” for additional details.

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

These subsidiaries are each one of many defendants in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers, and were not manufactured by any of the Company’s subsidiaries, nor were the subsidiaries producers or direct suppliers of asbestos. The manufactured products that are alleged to have contained or used asbestos generally were provided to meet the specifications of the subsidiaries’ customers, including the United States Navy. The subsidiaries settle asbestos claims for amounts the Company considers reasonable given the facts and circumstances of each claim. For additional information on these asbestos claims, refer to Note 19, “Commitments and Contingencies” thereto in the Company’s 2025 Form 10-K.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Number of claims)
Claims unresolved, beginning of period	14,836	13,758
Claims filed(1)	1,498	887
Claims resolved(2)	(622)	(542)
Claims unresolved, end of period	15,712	14,103
(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	April 3, 2026	December 31, 2025
	(In thousands)
Long-term asbestos insurance asset(1)	$231,700	$235,361
Long-term asbestos insurance receivable(1)	16,337	16,811
Accrued asbestos liability(2)	44,101	42,242
Long-term asbestos liability(3)	263,012	269,829
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

The Company’s management considers its Chief Operating Decision Maker (“CODM”) to be Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segment, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition - amortization and other related charges and depreciation and other amortization. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

The Company’s segment results were as follows:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Net sales:
Americas	$288,365	$280,665
EMEA & APAC	457,232	397,473
	$745,597	$678,138
Cost of sales:
Americas	$176,870	$170,608
EMEA & APAC	293,615	252,328
	$470,485	$422,936
Allocated operating expense:
Americas	$13,470	$17,440
EMEA & APAC	21,352	26,794
	$34,822	$44,234
Other operating expense:
Americas	$42,020	$38,097
EMEA & APAC	61,711	38,971
	$103,731	$77,068
Adjusted EBITDA(1):
Americas	$56,005	$54,520
EMEA & APAC	80,554	79,380
	$136,559	$133,900
Depreciation, amortization and other impairment charges:
Americas	$8,673	$8,204
EMEA & APAC	15,195	9,287
	$23,868	$17,491
Capital expenditures:
Americas	$4,392	$3,735
EMEA & APAC	9,311	3,559
	$13,703	$7,294
(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In thousands)
Net income from continuing operations	$51,791	$72,564
Income tax expense	13,111	20,499
Interest expense and other, net	25,577	16,782
Restructuring and other related charges(1)	10,161	4,499
Acquisition - amortization and other related charges(2)	22,794	9,601
Depreciation and other amortization	13,125	9,955
Adjusted EBITDA	$136,559	$133,900
(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $10.3 million for the three months ended April 3, 2026 and $1.4 million for the three months ended April 4, 2025. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $12.5 million for the three months ended April 3, 2026 and $8.2 million for the three months ended April 4, 2025.

The Company’s investments in equity method investees and total assets by segment were as follows:

	April 3, 2026	December 31, 2025
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	29,251	29,558
	$29,251	$29,558
Total assets:
Americas	$2,131,068	$1,717,390
EMEA & APAC	3,493,601	3,048,704
	$5,624,669	$4,766,094

The Company’s property, plant and equipment, net by geography were as follows:

	April 3, 2026	December 31, 2025
	(In thousands)
Property, plant and equipment, net(1):
United States	$72,375	$72,617
Czech Republic	72,207	75,028
Germany	46,759	48,245
India	31,497	31,437
Mexico	24,795	23,464
Other foreign countries	129,719	131,085
	$377,352	$381,876
(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

15. Subsequent Event

The dividend of $6.1 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at April 3, 2026 was paid on April 17, 2026 to stockholders of record as of April 2, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward-looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Statements that could be deemed to be forward-looking statements, include statements regarding: the pending acquisition of Eddyfi Technologies and its anticipated benefits, the impact of the war in Ukraine and conflicts in the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures, tariffs and trade policies, foreign exchange fluctuations and commodity prices; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statement that addresses activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” or similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes, or the timing of results or outcomes, could differ materially due to numerous factors, including but not limited to the following:

•the war in Ukraine and conflicts in the Middle East, escalating geopolitical tensions and the potential for an extended regional war and the related impact on energy supplies and prices;

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

•risks arising from changes in technology, including failure to successfully integrate new technologies such as artificial intelligence;

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

•our ability to manage and grow our business and execution of our business and growth strategies;

•the level of capital investment and expenditures by our customers in our strategic markets;

•our financial performance;

•difficulties and delays in integrating or fully realizing projected cost savings and benefits of our acquisitions; and

•other risks and factors set forth under “Risk Factors” in Part II. Item 1A of this Form 10-Q and “Risk Factors” in Part I. Item 1A. in our 2025 Form 10-K.

See Part I. Item 1.A. “Risk Factors” in our 2025 Form 10-K for a further discussion regarding reasons that actual results and outcomes, and the timing of results and outcomes, may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-Q. We do not assume any obligation to update or revise any forward-looking statement, whether because of new information, future events and developments or otherwise.

Overview

Please see Part I. Item 1. “Business” in our 2025 Form 10-K, for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

We are a focused premier industrial compounder. Our rich history of innovative products, workflow solutions and our business system, ESAB Business Excellence (“EBXai”), enables our purpose of Shaping the world we imagineTM. We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions are aligned with this strategic direction. On January 31, 2026, the Company entered into an agreement to acquire Eddyfi Technologies (“Eddyfi”), a global leader in advanced inspection and monitoring technologies headquartered in Quebec, Canada, for a purchase price of approximately $1.45 billion. For the year ended December 31, 2025, Eddyfi’s Revenues totaled approximately $240 million. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

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

ESAB operates a diversified global supply chain and sources parts and materials globally. In February 2026, the United States Supreme Court (the “Court”) ruled that the International Emergency Economic Powers Act (“IEEPA”), which the United States administration (the “administration”) relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the United States Court of International Trade ordered the United States Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the Court’s ruling and the administration’s response remains uncertain. In addition, the process for addressing requests for refunds of the IEEPA tariffs has recently begun, and the actual timing and extent of any such refunds remain uncertain at this time. Accordingly, we have not recorded any anticipated recovery of IEEPA tariffs paid as of April 3, 2026. We continue to actively monitor and evaluate these developments and the potential impacts of trade policy and tariffs on our business, supply chain and results of operations. We maintain operations worldwide, including in the jurisdictions impacted by the announced and contemplated tariffs. Refer to Part I. Item 1.A. “Risk Factors” in our 2025 Form 10-K for additional information. The full impact of the matters noted above on the Company, our customers and suppliers, the overall economy and capital markets remains uncertain.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three months ended April 3, 2026 and April 4, 2025.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three months ended April 3, 2026 and April 4, 2025 is affected by the following significant factors:

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions and other actions taken by governments in response to this crisis have increased the level of economic and political uncertainty. Refer to Note 1, “Organization and Basis of Presentation” in the accompanying Notes contained elsewhere in this Form 10-Q as well as Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

The Middle East Conflict

The conflict in the Middle East and the related impacts, such as logistics challenges from the closing of the Strait of Hormuz, have increased the level of economic and political uncertainty. As reflected in the discussions that follow, these logistics challenges have had a variety of impacts on our results of operations during the three months ended April 3, 2026, including decreased sales levels and increased inventory costs. Refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Tariffs

The Company continues to actively monitor the changes in United States policy regarding international trade, including the recent progress in reaching or progressing international trade agreements with major counterparties. As reflected in the discussions that follow, the United States policy regarding international trade and actions taken in response to it have had a variety of impacts on our results of operations during 2025 and the first quarter of 2026, including decreased sales levels and increased raw material costs. For additional information on the risks of United States policy regarding international trade to the Company’s operations, refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions. For additional information on our acquisitions, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q and Note 5, “Acquisitions” in the Company’s 2025 Form 10-K.

Foreign Currency Fluctuations

A significant portion of our Net sales, 79% for the three months ended April 3, 2026 are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended April 3, 2026 compared to the three months ended April 4, 2025, fluctuations in foreign currencies increased Net sales by 5.5% and Gross profit by 5.5% and increased Selling, general and administrative expenses by 6.1%.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value step up on acquired inventories and depreciation and other amortization. We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three months ended April 3, 2026 and April 4, 2025. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three months ended April 3, 2026 and April 4, 2025.

	Three Months Ended April 3, 2026
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$51.8
Income tax expense			13.1
Interest expense and other, net			25.6
Operating income (GAAP)	$35.2	$55.3	$90.5
Adjusted to add:
Restructuring and other related charges(2)	9.0	1.2	10.2
Acquisition-amortization and other related charges(3)	7.7	15.1	22.8
Depreciation and other amortization	4.2	8.9	13.1
Adjusted EBITDA (non-GAAP)	56.0	80.6	136.6
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	0.7	0.7
Core adjusted EBITDA (non-GAAP)	$56.0	$79.9	$135.9
Adjusted EBITDA margin (non-GAAP)	19.4%	17.6%	18.3%
Core adjusted EBITDA margin (non-GAAP)(5)	19.4%	18.7%	19.0%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $10.3 million for the three months ended April 3, 2026 and amortization of intangibles and fair value step up on acquired inventories totaling $12.5 million for the three months ended April 3, 2026.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $31.1 million relating to Russia for the three months ended April 3, 2026.

	Three Months Ended April 4, 2025
	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$72.6
Income tax expense			20.5
Interest expense and other, net			16.8
Operating income (GAAP)	$43.2	$66.6	$109.8
Adjusted to add:
Restructuring and other related charges(2)	1.7	2.8	4.5
Acquisition-amortization and other related charges(3)	5.6	4.0	9.6
Depreciation and other amortization	3.9	6.0	10.0
Adjusted EBITDA (non-GAAP)	54.5	79.4	133.9
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.0	6.0
Core adjusted EBITDA (non-GAAP)	$54.5	$73.4	$127.9
Adjusted EBITDA margin (non-GAAP)	19.4%	20.0%	19.7%
Core adjusted EBITDA margin (non-GAAP)(5)	19.4%	20.0%	19.8%
(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $1.4 million for the three months ended April 4, 2025 and amortization of intangibles and fair value step up on acquired inventories totaling $8.2 million for the three months ended April 4, 2025.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $31.3 million relating to Russia for the three months ended April 4, 2025.

Total Company

Sales

The following table presents the components of changes in our Net sales for the three months ended April 3, 2026 compared to the prior year period.

	Three Months Ended
	Net Sales	Change %
	(Dollars in millions)
For the three months ended April 4, 2025	$678.1
Components of Change:
Existing businesses (organic sales)(1)	(12.6)	(1.9)%
Acquisitions(2)	42.8	6.3%
Foreign currency translation(3)	37.3	5.5%
Total Net sales growth	67.5	9.9%
For the three months ended April 3, 2026	$745.6
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

Net sales from existing businesses decreased by $12.6 million during the three months ended April 3, 2026, compared to the prior year period, due to a $21.7 million decrease in sales volume due to drivers such as tariffs in the Americas, logistics challenges in Middle East related to the war in Iran and lower volumes in Russia partially offset by customer pricing increases of $9.0 million. The increase in net sales from acquisitions was attributable to Bavaria Schweisstechnik (“Bavaria”), DeltaP s.r.l. (“DeltaP”), Aktiv Technologies Private Limited (“Aktiv”) and EWM GmbH (“EWM”). The changes in foreign exchange rates resulted in a $37.3 million favorable currency translation impact.

Sales excluding Russia

The following table presents the components of changes in our Net sales excluding Russia (“Core sales”) for the three months ended April 3, 2026 compared to the prior year period.

	Three Months Ended
	Core Sales(4)	Change %
	(Dollars in millions)
For the three months ended April 4, 2025	$646.9
Components of Change:
Existing businesses (organic sales)(1)	(7.4)	(1.1)%
Acquisitions(2)	42.8	6.6%
Foreign currency translation(3)	32.2	5.0%
Total Core sales growth	67.6	10.5%
For the three months ended April 3, 2026	$714.5
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
(5) Net sales relating to Russia were $31.1 million and $31.3 million for the three months ended April 3, 2026 and April 4, 2025, respectively.

Core Sales from existing businesses decreased by $7.4 million during the three months ended April 3, 2026, compared to the prior year period, primarily due to a $17.0 million decrease in sales volume due to drivers such as tariffs in the Americas and logistics delays in Middle East related to the war in Iran partially offset by $9.5 million of customer pricing increases. The increase in net sales from acquisitions was attributable to Bavaria, DeltaP, Aktiv and EWM. The changes in foreign exchange rates resulted in a $32.2 million favorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Gross profit	$275.1	$255.2
Gross profit margin	36.9%	37.6%
Selling, general and administrative expense	$174.5	$140.9
Net income from continuing operations	$51.8	$72.6
Net income margin from continuing operations	6.9%	10.7%
Adjusted EBITDA (non-GAAP)	$136.6	$133.9
Adjusted EBITDA margin (non-GAAP)	18.3%	19.7%
Core adjusted EBITDA (non-GAAP)	$135.9	$127.9
Core adjusted EBITDA margin (non-GAAP)	19.0%	19.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$10.2	$4.5
Acquisition-amortization and other related charges(2)	22.8	9.6
Interest expense and other, net	25.6	16.8
Income tax expense	13.1	20.5
Depreciation and other amortization	13.1	10.0
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(3)	$0.7	$6.0
(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $10.3 million for the three months ended April 3, 2026 and $1.4 million for the three months ended April 4, 2025. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $12.5 million for the three months ended April 3, 2026 and $8.2 million for the three months ended April 4, 2025.
(3) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Three Months Ended April 3, 2026 Compared to Three Months Ended April 4, 2025

Gross profit increased $19.9 million in the three months ended April 3, 2026 compared to the prior year period primarily attributable to acquisitions and foreign exchange partially offset by tariff-related cost increases, net of customer pricing, product mix and a decrease in sales volume. The decline of gross profit margin was primarily due to the dilutive effect in the Americas segment caused by tariff-related price pass-through to customers as well as higher freight and material costs due to oil price increases from the war in Iran. Selling, general and administrative expense increased $33.6 million in the three months ended April 3, 2026 compared to the prior year period primarily due to acquisitions and related transaction costs and foreign exchange impact. Interest expense and other, net increased by $8.8 million due to $4.8 million of costs associated with the Bridge Loan that the Company entered into to fund the Eddyfi acquisition as well as a higher average outstanding debt balance. The effective tax rate of 20.2% for the three months ended April 3, 2026 differed from the effective tax rate of 22.0% for the same period ended April 4, 2025 due to favorable provisions related to FDDEI under the One Big Beautiful Bill Act that were effective beginning with the 2026 tax year.

Net income from continuing operations decreased $20.8 million in the three months ended April 3, 2026 compared to the prior year period primarily due to the aforementioned factors as well as higher Restructuring and other related charges primarily driven by strategic initiatives to improve margins in the Americas and the integration of the recent EWM acquisition and higher Acquisition-amortization and other related charges related to the recent acquisition and integration activity. Adjusted EBITDA increased $2.7 million in the three months ended April 3, 2026 compared to the prior year period primarily due to the aforementioned. Core adjusted EBITDA increased by $8.0 million compared to the same period in the prior year primarily due to the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $5.3 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand and decreases in customer pricing while material costs continue to increase. The decline of Core adjusted EBITDA margin was primarily due to dilution from the EWM acquisition as well as higher freight and material costs due to oil price increases from the war in Iran.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Net sales	$288.4	$280.7
Gross profit	$111.5	$110.1
Gross profit margin	38.7%	39.2%
Selling, general and administrative expense	$67.4	$65.1
Adjusted EBITDA (non-GAAP)	$56.0	$54.5
Adjusted EBITDA margin (non-GAAP)	19.4%	19.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$9.0	$1.7
Acquisition - amortization and other related charges	7.7	5.6
Depreciation and other amortization	$4.2	$3.9

Three Months Ended April 3, 2026 Compared to Three Months Ended April 4, 2025
Net sales in our Americas segment increased $7.7 million in the three months ended April 3, 2026 compared with the prior year period. Net sales from existing business decreased $2.1 million due to reduced sales volumes primarily driven by tariffs and related impacts partially offset by pricing increases. In addition, there was a $9.8 million favorable increase in currency translation. Gross profit increased $1.4 million attributable to favorable foreign exchange impact and price increases partially offset by higher material costs and volume. The decline of gross profit margin was primarily due to the dilutive effect in the Americas segment, which was caused by tariff-related price pass-through to customers. Selling, general and administrative expense increased $2.3 million compared with the prior year period primarily due to foreign exchange impact. Restructuring and other related charges increased $7.3 million in the three months ended April 3, 2026 compared with the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Adjusted EBITDA increased $1.5 million compared to the prior year period primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(Dollars in millions)
Net sales	$457.2	$397.5
Gross profit	$163.6	$145.1
Gross profit margin	35.8%	36.5%
Selling, general and administrative expense	$107.1	$75.8
Adjusted EBITDA (non-GAAP)	$80.6	$79.4
Adjusted EBITDA margin (non-GAAP)	17.6%	20.0%
Core adjusted EBITDA (non-GAAP)	$79.9	$73.4
Core adjusted EBITDA margin (non-GAAP)	18.7%	20.0%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$1.2	$2.8
Acquisition - amortization and other related charges	15.1	4.0
Depreciation and other amortization	8.9	6.0
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$0.7	$6.0

Three Months Ended April 3, 2026 Compared to Three Months Ended April 4, 2025
Net sales in our EMEA & APAC segment increased $59.8 million in the three months ended April 3, 2026 compared with the prior year period. Net sales from existing business decreased $10.5 million primarily resulting from volume decreases from logistics challenges in the Middle East related to the war in Iran and lower volumes in Russia. This decrease was more than offset by $42.8 million of Net sales from the Bavaria, DeltaP, Aktiv and EWM acquisitions and $27.5 million in favorable foreign currency impact. Gross profit increased $18.5 million in the three months ended April 3, 2026 compared with the prior year period due to acquisitions and favorable foreign exchange impact partially offset by lower volumes and higher material costs. The decline of gross profit margin was primarily attributable to higher freight and material costs due to oil price increases from the war in Iran as well as plant relocation costs and an unfavorable product mix in Russia in 2026. Selling, general and administrative expense increased $31.3 million in the three months ended April 3, 2026 compared with the prior year period primarily due to acquisitions and related costs and foreign exchange impact. Acquisition - amortization and other related charges increased $11.1 million in the three months ended April 3, 2026 compared with the prior year period primarily driven by the EWM acquisition. Adjusted EBITDA increased $1.2 million and Core adjusted EBITDA increased $6.5 million in the three months ended April 3, 2026 compared with the prior year period primarily due to the aforementioned factors. The decline of Core adjusted EBITDA margin was primarily due to dilution from the EWM acquisition as well as higher freight and material costs due to oil price increases from the war in Iran.

Liquidity and Capital Resources

Overview

We expect to finance our working capital requirements through cash flows from operating activities. We expect that our primary ongoing requirements for cash will be for working capital, funding of acquisitions, capital expenditures, restructuring and asbestos-related cash outflows, debt service and required principal payments, stock repurchase and, subject to approval from the Board of Directors, payment of cash dividends.

As of April 3, 2026, we were in compliance with the covenants under the A&R Credit Agreement and the Indentures. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indentures was 5.45%, excluding accretion of deferred financing fees. As of the end of the first quarter, we had the capacity for additional indebtedness of up to $1,050 million available on the Revolving Facility. Additionally, we have the ability to incur $73.1 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 9, “Debt” and Note 10, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Company’s debt and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it were determined to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

In connection with the pending Eddyfi acquisition, the Company has committed equity financing of approximately $318 million, consisting of the issuance of the Mandatory Convertible Preferred Stock for an aggregate liquidation preference of approximately $175 million and the concurrent issuance of common stock to institutional investors at a purchase price of approximately $143 million, both of which are expected to close concurrently with the Acquisition. Refer to Note 3, “Acquisitions” for additional information.

Stock Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a stock repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the share repurchase program since inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the remaining repurchase authorization.

Cash Flows

As of April 3, 2026, the Company had $1.0 billion of Cash and cash equivalents, an increase of $818.9 million from the balance of $185.9 million as of December 31, 2025.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Three Months Ended
	April 3, 2026	April 4, 2025
	(In millions)(1)
Net cash provided by operating activities	$46.9	$35.4
Purchases of property, plant and equipment	(13.7)	(7.3)
Proceeds from sale of property, plant and equipment	0.3	4.6
Net cash used in investing activities	(13.4)	(2.7)
Proceeds from borrowings on Senior Notes	1,000.0	—
Repayments of borrowings on Term Loans	—	(2.5)
Proceeds from borrowings on revolving credit facilities and other	131.2	—
Repayments of borrowings on revolving credit facilities and other	(317.4)	—
Payment of debt issuance costs	(17.0)	—
Payment of dividends	(6.1)	(4.9)
Distributions to noncontrolling interest holders	(1.1)	(1.2)
Other financing	(3.4)	(4.6)
Net cash provided by (used in) financing activities	786.2	(13.1)
Effect of foreign exchange rates on Cash and cash equivalents	(0.7)	22.4
Increase in Cash and cash equivalents	$818.9	$42.0
(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the three months ended April 3, 2026 increased compared to the same period in the prior year primarily due to favorable working capital movements and higher non-cash expenses related to depreciation and amortization partially offset by the decline in net income.

•Discontinued operations for the three months ended April 3, 2026 and April 4, 2025 included outflows of $4.3 million and $2.3 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $9.1 million and $3.3 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Refer to Note 8, “Accrued and Other liabilities” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

Cash flows used in investing activities during the three months ended April 3, 2026 and April 4, 2025 are primarily comprised of purchases of property, plant and equipment.

Cash flows provided by financing activities during the three months ended April 3, 2026 are primarily comprised of the proceeds from borrowings on the 2031 Senior Notes partially offset by net repayments of borrowings on the revolving facilities and debt issuance costs.

Our Cash and cash equivalents as of April 3, 2026 included $193.8 million held in jurisdictions outside the United States. Cash repatriation of non-United States cash into the United States may be subject to withholding taxes, other local statutory restrictions and minority owner distributions.

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

There have been no other significant additions or changes to the methods, estimates and judgments included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and commodity prices that could impact our results of operations and financial condition. We address our exposure to these risks through our normal operating and financing activities. We do not enter into derivative contracts for trading purposes.

Interest Rate Risk

In 2025, we entered into a term loan facility and a revolving credit facility pursuant to the terms of the A&R Credit Agreement. Refer to Note 9, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information. We are exposed to interest rate risk on the variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the three months ended April 3, 2026 would have increased annual interest expense by approximately $3.6 million. A hypothetical increase in interest rates of 1% during the three months ended April 4, 2025 would have increased annual interest expense by approximately $3.8 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three months ended April 3, 2026, approximately 79% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCL component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of April 3, 2026 would result in a reduction in Equity of approximately $244 million. A 10% depreciation in major currencies relative to the U.S. Dollar as of April 4, 2025 would result in a reduction in Equity of approximately $183 million. As of April 3, 2026, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 10, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and interim principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2026. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

A discussion of legal proceedings is incorporated by reference to Note 13, “Commitments and Contingencies” in the Notes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2025 Form 10-K filed with the SEC on February 20, 2026, as supplemented below with respect to the acquisition of Eddyfi Technologies (the “Acquisition” or “Eddyfi”).

The parties to the Acquisition may be unable to satisfy the conditions to the completion of the Acquisition and the Acquisition may not be completed.

Completion of the Acquisition is conditioned on, among other things, (i) the accuracy of the representations and warranties of each party to the Share Purchase Agreement (the “SPA”), dated as of January 31, 2026, among ESAB, 9559-2796 Québec Inc., a corporation governed by the laws of the Province of Québec and a wholly owned indirect subsidiary of ESAB (the “Purchaser”), the vendors party thereto, and certain of their affiliates and representatives party thereto (subject to specified materiality standards); (ii) compliance by each party in all material respects with its covenants; (iii) regulatory approvals, (iv) there being no order by a governmental authority prohibiting or restricting the consummation of the Acquisition and the other transactions contemplated by the SPA, and (v) the delivery of certain items as set out in the SPA to the relevant parties. These and other conditions to the completion of the Acquisition may fail to be satisfied.

Satisfying the conditions to and completion of the Acquisition may take longer, and could cost more, than we expect. Any delay in completing the Acquisition or any additional conditions imposed in order to complete the Acquisition may materially adversely affect the synergies and other benefits that we expect to achieve if the Acquisition and the integration of the Eddyfi business are completed within the expected timeframe.

We may fail to realize all of the anticipated benefits of the Acquisition or those benefits may take longer to realize than expected.

We believe that there are significant operational and financial benefits resulting from the Acquisition. However, the efforts to realize these benefits could be a complex process and the failure to do so effectively or in a timely manner may negatively affect our earnings. The full benefits of the Acquisition, including the anticipated operational synergies and market expansion, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share and decrease or delay any accretive effect of the Acquisition. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Acquisition, which could adversely affect our business and results of operations.

Eddyfi may have liabilities that are not known, probable or estimable at this time.

As a result of the Acquisition, we will effectively assume some or all of Eddyfi’s liabilities, whether or not currently known. There may be claims, assessments or liabilities that we did not discover or identify in the course of performing due diligence investigations of Eddyfi. In addition, there may be liabilities that are neither probable nor estimable at this time, which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may uncover additional information about Eddyfi that adversely affects, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We have incurred, and expect to continue to incur, transaction costs in connection with the Acquisition.

In connection with the Acquisition, we have incurred and expect to continue to incur costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses and other related charges. In addition, we may incur one-time charges as a result of costs associated with the Acquisition. We will not be able to quantify the exact amount of these charges or the period in which they will be incurred until after the Acquisition is completed. Some of the factors affecting the costs associated with the Acquisition include the timing of the completion of the Acquisition. While we have assumed that a certain level of expenses will be incurred in connection with the Acquisition, there are many factors that could affect the total amount. There may also be additional unanticipated significant costs in connection with the Acquisition that we do not anticipate and may not be able to fully recover. These costs and expenses could reduce the benefits and income we expect to achieve from the Acquisition.

Historical financial statements of Eddyfi and pro forma financial information about the Acquisition have not been disclosed to investors and will not be made available until after the Acquisition has been completed.

We have not publicly disclosed the historical financial statements of Eddyfi or pro forma financial information about the Acquisition and investors do not have the benefit of such historical financial statements or pro forma financial information in deciding to invest in our common stock. Accordingly, when deciding whether to purchase our common stock, you should consider the fact that there is very limited public information related to Eddyfi or its anticipated impact on our financial results. We are required to file historical financial statements of Eddyfi and pro forma financial information with the SEC no later than 75 days after the closing of the Acquisition. Once the financial results of Eddyfi have been included in our financial results, our financial statements will differ significantly from our historical financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 5, 2026, Olivier Biebuyck, President, Fabrication Technology of the Company, notified the Company that he is resigning to pursue an opportunity as the Chief Executive Officer at another company. Mr. Biebuyck’s last day of employment with the Company is expected to be on or about May 31, 2026.

Separately, on May 7, 2026, the Company announced the appointment of Ranjana Bhagwakar as Executive Vice President, Business Operations effective early July 2026. Ms. Bhagwakar currently serves as Chief Lean & Transformation Officer at GE Healthcare, leading the company’s global business transformation efforts. She previously held leadership roles at Veralto Corporation and Danaher Corporation, where she served as Group Chief Financial Officer and Vice President across multiple platforms.

(c) Trading Plans

During the three months ended April 3, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b-5 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1	Share Purchase Agreement, dated January 31, 2026, by and among the Company, the Purchaser, the Vendors and the Vendors’ Representatives. (incorporated by reference to Exhibit 2.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on February 2, 2026).

4.1	Indenture, dated as of March 26, 2026, by and among ESAB Corporation, as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on March 26, 2026).

4.2	Form of Global Note (included in Exhibit 4.1). (incorporated by reference to Exhibit 4.2 to ESAB Corporation’s Form 8-K (File No. 001-41297) as filed with the SEC on March 26, 2026).

10.1#	ESAB Corporation Amended and Restated Executive Severance Plan

10.2#	Offer letter from ESAB Corporation to Brent Jones, dated March 30, 2026

31.1	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2026 is formatted in Inline XBRL (included as Exhibit 101).

# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer and Interim Principal Financial Officer)	May 7, 2026

/s/ Julie Han	Controller and Chief Accounting Officer
Julie Han	(Principal Accounting Officer)	May 7, 2026