Form 10-Q
period 2026-07-03
ESAB Corp
filed 2026-08-06
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2026
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 30, 2026, there were 62,167,810 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales	$807,627	$715,586	$1,553,224	$1,393,724
Cost of sales	500,416	449,539	970,901	872,475
Gross profit	307,211	266,047	582,323	521,249
Selling, general and administrative expense	210,169	155,563	384,641	296,421
Restructuring and other related charges	18,317	1,390	28,478	5,889
Operating income	78,725	109,094	169,204	218,939
Interest expense and other, net	30,623	20,999	56,200	37,781
Income from continuing operations before income taxes	48,102	88,095	113,004	181,158
Income tax expense	11,701	18,283	24,812	38,782
Net income from continuing operations	36,401	69,812	88,192	142,376
Loss from discontinued operations, net of taxes	(2,413)	(1,708)	(4,967)	(4,440)
Net income	33,988	68,104	83,225	137,936
Income attributable to noncontrolling interest, net of taxes	(1,634)	(1,221)	(3,227)	(3,690)
Net income attributable to ESAB Corporation	32,354	66,883	79,998	134,246
Mandatory convertible preferred stock dividends	(1,390)	—	(1,390)	—
Net income attributable to common stockholders	$30,964	$66,883	$78,608	$134,246
Earnings (loss) per share – basic
Income from continuing operations	$0.54	$1.13	$1.36	$2.28
Loss on discontinued operations	(0.04)	(0.03)	(0.08)	(0.07)
Net income per share – basic	$0.50	$1.10	$1.28	$2.21
Earnings (loss) per share – diluted
Income from continuing operations	$0.54	$1.12	$1.35	$2.26
Loss on discontinued operations	(0.04)	(0.03)	(0.08)	(0.07)
Net income per share – diluted	$0.50	$1.09	$1.27	$2.19

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income	$33,988	$68,104	$83,225	$137,936
Other comprehensive income (loss):
Foreign currency translation, net of tax (benefit) expense of $(273), $(7,250), $2,624 and $(11,572)	7,885	102,218	(10,868)	181,548
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $—, $—, $— and $(497)	—	—	—	(1,816)
Defined benefit pension and other post-retirement plan activity, net of tax expense of 87, $97, $174 and $108	(20)	202	349	523
Other comprehensive income (loss)	7,865	102,420	(10,519)	180,255
Comprehensive income	41,853	170,524	72,706	318,191
Comprehensive income attributable to noncontrolling interest	(658)	(1,483)	(1,164)	(4,070)
Comprehensive income attributable to ESAB Corporation	$41,195	$169,041	$71,542	$314,121

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	July 3, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,491	$185,863
Trade receivables, less allowance for credit losses of $22,538 and $21,765	554,147	451,298
Inventories, net	581,541	481,765
Prepaid expenses	84,482	66,103
Other current assets	90,802	76,876
Total current assets	1,528,463	1,261,905
Property, plant and equipment, net	389,848	381,876
Goodwill	2,746,209	1,949,702
Intangible assets, net	1,372,088	673,006
Lease assets - right of use	143,382	113,310
Other assets	382,621	386,295
Total assets	$6,562,611	$4,766,094

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,940	$2,412
Accounts payable	407,428	360,391
Accrued liabilities	365,639	301,986
Total current liabilities	779,007	664,789
Long-term debt	2,391,350	1,232,540
Other liabilities	808,037	657,236
Total liabilities	3,978,394	2,554,565
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized:
6.50% Series A Mandatory Convertible Preferred Stock, 175,000 shares issued and outstanding at July 3, 2026; no shares issued or outstanding at December 31, 2025	171,097	—
Common stock - $0.001 par value - 600,000,000 shares authorized, 62,167,669 and 60,721,079 shares outstanding as of July 3, 2026 and December 31, 2025, respectively	62	61
Additional paid-in capital	2,049,885	1,904,889
Retained earnings	865,809	800,806
Accumulated other comprehensive loss	(548,172)	(539,716)
Total ESAB Corporation equity	2,538,681	2,166,040
Noncontrolling interest	45,536	45,489
Total equity	2,584,217	2,211,529
Total liabilities and equity	$6,562,611	$4,766,094

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	60,721,079	$61	$1,904,889	$800,806	$(539,716)	$45,489	$2,211,529
Net income	—	—	—	—	—	47,644	—	1,593	49,237
Dividends declared ($0.10 per share)	—	—	—	—	—	(6,107)	—	—	(6,107)
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(1,117)	(1,117)
Other comprehensive loss, net of tax expense of $(2,984)	—	—	—	—	—	—	(17,297)	(1,087)	(18,384)
Common stock-based award activity	—	—	160,478	—	510	—	—	—	510
Balance at April 3, 2026	—	—	60,881,557	61	1,905,399	842,343	(557,013)	44,878	2,235,668
Net income	—	—	—	—	—	32,354	—	1,634	33,988
Dividends declared ($0.12 per share)	—	—	—	—	—	(7,498)	—	—	(7,498)
Other comprehensive income, net of tax benefit of $186	—	—	—	—	—	—	8,841	(976)	7,865
Common stock-based award activity	—	—	31,857	—	4,690	—	—	—	4,690
Issuance of mandatory convertible preferred stock, net	175,000	171,097	—	—	—	—	—	—	171,097
Mandatory convertible preferred stock dividends	—	—	—	—	—	(1,390)	—	—	(1,390)
Issuance of Common stock, net	—	—	1,254,255	1	139,796	—	—	—	139,797
Balance at July 3, 2026	175,000	$171,097	62,167,669	$62	$2,049,885	$865,809	$(548,172)	$45,536	$2,584,217

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	61	1,901,849	659,675	(651,857)	40,664	1,950,392
Net income	—	—	—	66,883	—	1,221	68,104
Dividends declared ($0.10 per share)	—	—	—	(6,091)	—	—	(6,091)
Distributions to noncontrolling owners	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax benefit of $7,153	—	—	—	—	102,158	262	102,420
Common stock-based award activity	74,050	—	(3,048)	—	—	—	(3,048)
Balance at July 4, 2025	60,696,786	$61	$1,898,801	$720,467	$(549,699)	$42,141	$2,111,771

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Six Months Ended
	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net income	$83,225	$137,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	51,736	36,846
Net gain on sale of property, plant and equipment	(60)	(5,703)
Stock-based compensation expense	10,382	9,900
Deferred income tax benefit	(15,183)	(6,761)
Amortization of debt issuance costs	7,304	1,255
Changes in operating assets and liabilities:
Trade receivables, net	(39,541)	(49,161)
Inventories, net	(51,522)	(37,407)
Accounts payable	36,345	23,183
Other operating assets and liabilities	(2,348)	(28,051)
Net cash provided by operating activities	80,338	82,037
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,448)	(16,474)
Proceeds from sale of property, plant and equipment	359	4,732
Acquisitions, net of cash received	(1,469,372)	(86,252)
Other investing	—	(500)
Net cash used in investing activities	(1,500,461)	(98,494)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net	171,097	—
Proceeds from issuance of Common Stock, net	139,796	—
Proceeds from borrowings on Senior Notes	1,000,000	—
Repayments of borrowings on Term Loans	—	(5,000)
Proceeds from borrowings on revolving credit facilities and other	904,267	8,674
Repayments of borrowings on revolving credit facilities and other	(730,816)	—
Payment of debt issuance costs	(17,813)	—
Payment of dividends	(12,201)	(9,729)
Distributions to noncontrolling interest holders	(1,117)	(1,174)
Other financing	(5,198)	(12,418)
Net cash provided by (used in) financing activities	1,448,015	(19,647)
Effect of foreign exchange rates on Cash and cash equivalents	3,736	44,969
Increase in Cash and cash equivalents	31,628	8,865
Cash and cash equivalents, beginning of period	185,863	249,358
Cash and cash equivalents, end of period	$217,491	$258,223

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder providing technologies that enable the fabrication, control, inspection and monitoring of critical products and infrastructure. The portfolio includes welding and cutting systems, consumables, gas control equipment, automation and robotics, digital software and advanced inspection technologies across a variety of sectors. The Company’s rich history of innovative products, workflow solutions and its business management system, ESAB Business Excellence (“EBXai”), enables the Company’s purpose of Shaping the world we imagineTM. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s second quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the second quarter results for 2026 and 2025 refer to the 13-week periods ended July 3, 2026 and July 4, 2025, respectively.

Eddyfi Acquisition

On June 1, 2026, ESAB completed its previously announced acquisition of Eddyfi Holding Inc. (“Eddyfi”), a global leader in advanced inspection and monitoring technologies, incorporated under the laws of the Province of Québec. See Note 3, “Acquisitions” for further information.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and six months ended July 3, 2026, Russia represented approximately 5% of the Company’s Net sales and contributed $1.3 million and $(0.1) million to the Company’s Net income, respectively. Russia also has approximately 4% of the Company’s total net assets as of July 3, 2026, including approximately $50 million of Cash and cash equivalents that have been, and may continue to be, subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $100 million as of July 3, 2026, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $13.3 million and $25.8 million during the three and six months ended July 3, 2026, respectively, and $10.5 million and $20.6 million for the three and six months ended July 4, 2025, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

2. Discontinued Operations

The Company holds certain asbestos-related contingencies and insurance coverages from divested businesses for which it does not have an interest in the ongoing operations. The Company has classified asbestos-related activity included in its Consolidated and Condensed Statements of Operations as part of Loss from discontinued operations, net of taxes. This activity consists primarily of expected settlement, legal and administrative expenses associated with the above liabilities. Discontinued operations consist primarily of Selling, general and administrative expense, with an associated tax impact that is considered immaterial. See Note 13, “Commitments and Contingencies” for further information.

Cash used in operating activities related to discontinued operations was $7.5 million and $11.8 million for the three and six months ended July 3, 2026, respectively, and $4.9 million and $7.2 million for the three and six months ended July 4, 2025, respectively.

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

On June 1, 2026, ESAB completed its previously announced acquisition of Eddyfi, a global leader in advanced inspection and monitoring technologies, incorporated under the laws of the Province of Québec (such transaction, the “Acquisition”). ESAB acquired all of the issued and outstanding shares of Eddyfi for consideration transferred of approximately $1.5 billion, net of cash received, which included customary purchase price adjustments set forth in the Purchase Agreement. The operations of Eddyfi are reflected across both of the Company’s reportable segments, Americas and EMEA & APAC, based on the geographic location of the respective operation.

The Company financed the Acquisition with cash on hand, proceeds from the March 2026 offering of 5.625% senior notes due 2031 and proceeds from a drawdown on its revolving facility as described in Note 9, “Debt” and the proceeds from the private placements of Series A Mandatory Convertible Preferred Stock and Common Stock described in Note 12, “Equity.”

For the three and six months ended July 3, 2026, the Acquisition added $21.4 million to Net sales and contributed an immaterial amount to Net income.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Preliminary purchase price allocation

Under the acquisition method of accounting, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities from information obtained during due diligence and through other sources. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition based on information that is currently available. The preliminary fair value of the assets acquired and liabilities assumed is determined based upon certain preliminary valuations and studies that have yet to be finalized. Accordingly, the assets acquired and liabilities assumed are subject to adjustment once the detailed analyses are completed, which adjustments could be material, management is continuing to finalize its valuation and will complete its purchase price allocation within one year of the date of acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition:

Cash and cash equivalents	$24,673
Trade receivables	60,002
Inventories	49,851
Goodwill	811,409
Intangible assets	735,000
Deferred income taxes	(156,908)
Other, net(1)(2)	(30,013)
$1,494,014

(1) Includes current and non-current amounts.
(2) Includes approximately $40 million of Lease assets - right of use and lease liability.

Goodwill arises because purchase price exceeds fair value of acquired identifiable net assets due to anticipated future earnings and cash flow potential of the acquired businesses; prevailing market multiples applied to earnings and cash flows in comparable transactions; the competitive nature of the acquisition process; the strategic benefits of accelerating market entry or enhancing existing product offerings without incurring the time, cost and risk associated with internal development; and the complementary fit and expected synergies these businesses contribute to the Company’s existing operations. The Company preliminarily recorded $811.4 million of goodwill related to Eddyfi, none of which is expected to be deductible for income tax purposes. This has been allocated across the Company's reportable segments based on the geographic location of the entity, with $621.0 million allocated to the Americas segment and $190.4 million allocated to the EMEA & APAC segment.

The following summarizes the preliminary estimated fair value of significant, identifiable intangible assets acquired, excluding goodwill, as of June 1, 2026:

	Intangible Asset	Amortization period
	(in thousands)	(years)
Customer relationships	$563,000	15-20
Trade names	66,000	5-20
Technology	89,000	10
Backlog	17,000	2
	$735,000

Preliminary fair value adjustments were made to intangible assets and inventories upon acquisition. Deferred taxes were preliminarily adjusted to record the book-tax basis difference of acquisition accounting adjustments primarily related to amounts allocated to intangible assets, inventories and other liabilities. The fair value of the property, plant and equipment, cash and cash equivalents, trade receivables and other assets and liabilities were estimated to approximate their book values.

Pro forma financial information

The Acquisition was accounted for as a business combination using the acquisition method of accounting and accordingly the Consolidated and Condensed Financial Statements include the financial position and results of operations from the date of the Acquisition. The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred as of January 1, 2025. The unaudited pro forma information is presented for informational purposes only and is not

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(in thousands)
Net sales	$847,135	$766,493	$1,649,895	$1,498,759
Net income attributable to common stockholders	17,537	42,423	52,088	92,326

The pro forma combined historical results for the three and six months ended July 3, 2026 and July 4, 2025 were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of Eddyfi; an increase in interest and other financing expenses as a result of the debt incurred by ESAB for the purpose of financing the Acquisition; the inclusion of the MCPS dividend at a rate of 6.50% per annum; an increase in amortization expense due to the intangible assets and inventory fair value step-up recorded. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by ESAB or Eddyfi or any cost savings or other synergies that resulted or may result from the Acquisition.

Acquisition-related transaction costs

The Company incurred approximately $17 million and $23 million of acquisition-related transaction costs in the three and six months ended July 3, 2026, respectively. These costs were recorded in Selling, general and administrative expense in the Consolidated Condensed Statements of Operations.

For a description of the Company’s acquisition activity for the year ended December 31, 2025, refer to the financial statements as of and for the year ended December 31, 2025 and Note 5, “Acquisitions” thereto in the Company’s 2025 Form 10-K.

4. Revenue

The Company’s portfolio includes welding and cutting systems, consumables, gas control equipment, automation and robotics, digital software and advanced inspection technologies across a variety of sectors. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(in thousands)
Equipment	$313,015	$231,939	$577,748	$464,427
Consumables	494,612	483,647	975,476	929,297
	$807,627	$715,586	$1,553,224	$1,393,724

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.
Given the nature of our business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of July 3, 2026 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2025 and December 31, 2024, total contract liabilities were $19.7 million and $26.4 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and six months ended July 3, 2026, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $1.9 million and $12.3 million, respectively. During the three and six months ended July 4, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $3.6 million and $13.6 million, respectively. As of July 3, 2026 and July 4, 2025, total contract liabilities were $40.7 million and $25.1 million, respectively.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended July 3, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Allowance for credit losses	$21,765	$1,463	$(2,411)	$1,721	$22,538

5. Earnings per Share from Continuing Operations

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as per the table below. For the three and six months ended July 3, 2026 and July 4, 2025 no options to purchase shares were excluded from the diluted earnings per share calculation as their inclusion would have been anti-dilutive.

The impact of the MCPS (as described and defined in Note 12, “Equity”) calculated under the if-converted method was anti-dilutive, and as such, shares underlying the MCPS were excluded from the diluted earnings per share calculation for the three and six months ended July 3, 2026.

The market-based stock price condition applicable to the Performance Option Awards (as described and defined in Note 12, “Equity”) had not been satisfied, and accordingly no shares were contingently issuable under the Performance Option Awards for purposes of the diluted earnings per share calculation. As a result, 2.4 million shares underlying the Performance Option Awards had no effect on, and were excluded from, the diluted earnings per share calculation for the three and six months ended July 3, 2026.

Information related to the calculation of net earnings per share is summarized as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$34,767	$68,591	$84,965	$138,686
Distributed and undistributed earnings allocated to non-vested shares	(173)	(166)	(427)	(415)
Mandatory convertible preferred stock dividends	(1,390)	—	(1,390)	—
Income from continuing operations attributable to common stockholders	$33,204	$68,425	$83,148	$138,271
Weighted-average shares of Common stock outstanding – basic	61,333,967	60,739,891	61,057,590	60,651,238
Income per share from continuing operations – basic	$0.54	$1.13	$1.36	$2.28

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$33,204	$68,425	$83,148	$138,271
Weighted-average shares of Common stock outstanding – basic	61,333,967	60,739,891	61,057,590	60,651,238
Net effect of potentially dilutive securities(2)	296,633	572,853	390,625	645,694
Weighted-average shares of Common stock outstanding – dilution	61,630,600	61,312,744	61,448,215	61,296,932
Net income per share from continuing operations – diluted	$0.54	$1.12	$1.35	$2.26

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.6 million and $3.2 million for the three and six months ended July 3, 2026, respectively, and $1.2 million and $3.7 million for the three and six months ended July 4, 2025, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three and six months ended July 3, 2026, Income from continuing operations before income taxes was $48.1 million and $113.0 million, respectively, while Income tax expense was $11.7 million and $24.8 million, respectively. The effective tax rate was 24.3% and 22.0% for the three and six months ended July 3, 2026, respectively. The effective tax rate differed from the 2026 U.S. federal statutory rate of 21.0% primarily due to the tax effects related to the Eddyfi transaction.

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

7. Inventories, Net

Inventories, net consisted of the following:

	July 3, 2026	December 31, 2025
	(In thousands)
Raw materials	$218,416	$173,458
Work in process	49,191	40,033
Finished goods	354,361	307,517
	621,968	521,008
Allowance for excess, slow-moving and obsolete inventory	(40,427)	(39,243)
	$581,541	$481,765

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	July 3, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$57,260	$329,359	$53,728	$182,898
Compensation and related benefits	82,042	50,770	68,535	52,706
Asbestos liability	43,069	255,857	42,242	269,829
Contract liabilities	40,691	—	19,663	—
Lease liabilities	26,106	116,101	22,081	88,141
Warranty liability	12,896	—	12,573	—
Third-party commissions	13,798	—	19,371	—
Restructuring liability	12,896	146	17,297	319
Accrued interest	24,166	—	8,570	—
Dividends payable	8,886	—	6,098	—
Other	43,829	55,804	31,828	63,343
	$365,639	$808,037	$301,986	$657,236

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended
	July 3, 2026	July 4, 2025
	(In thousands)
Warranty liability, beginning of period	$12,573	$12,794
Accrued warranty expense	4,844	4,428
Changes in estimates related to pre-existing warranties	1,031	697
Cost of warranty service work performed	(5,966)	(6,125)
Foreign exchange translation effect and other	414	1,474
Warranty liability, end of period	$12,896	$13,268

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Six Months Ended July 3, 2026
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Americas:
Termination benefits(1)	$8,827	$423	$(2,245)	$(75)	$6,930
Facility closure costs and other(2)	1,677	16,306	(15,686)	—	2,297
Subtotal	10,504	16,729	(17,931)	(75)	9,227
Non-cash charges(2)		10,534
		27,263
EMEA & APAC:
Termination benefits(1)	6,223	136	(3,041)	(31)	3,287
Facility closure costs and other(2)	889	1,079	(1,440)	—	528
Subtotal	7,112	1,215	(4,481)	(31)	3,815
Non-cash charges		—
		1,215

Total	$17,616	17,944	$(22,412)	$(106)	$13,042
Non-cash charges(2)		10,534
Total Provision		$28,478

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.

9. Debt

The following table shows the components of the Company’s debt:

	July 3, 2026	December 31, 2025
	(In thousands)
Term loans	$350,000	$350,000
Senior unsecured notes	1,700,000	700,000
Revolving credit facility	360,000	185,000
Other debt	6,614	8,215
Total debt	2,416,614	1,243,215
Current portion of debt	(5,940)	(2,412)
Unamortized deferred financing fees	(19,324)	(8,263)
Long-term debt	$2,391,350	$1,232,540

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

On March 26, 2026, the Company issued $1.0 billion in aggregate principal amount of 5.625% senior notes due 2031 (the “2031 Senior Notes” and, together with the 2029 Senior Notes, the “Senior Notes”) governed by an indenture (the “2031 Indenture” and together with the 2029 Indenture, the “Indentures”). The 2031 Senior Notes have a contractual maturity interest rate of 5.625% and maturity date of April 1, 2031. The Company used $240 million of the net proceeds to pay down the revolving line of credit and used the remaining net proceeds from the sale of the 2031 Senior Notes to pay a portion of the acquisition price of Eddyfi and associated costs and expenses. Refer to Note 3, “Acquisitions” for additional information. The Indentures also provide for certain optional or mandatory redemptions or prepayments in other circumstances, none of which are currently expected by management as of July 3, 2026.

The A&R Credit Agreement and the Indentures contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the A&R Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of July 3, 2026. The A&R Credit Agreement and the Indentures contain various events of default (including failure to comply with the covenants under the A&R Credit Agreement) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan A Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the A&R Credit Agreement and Senior Notes.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

As of July 3, 2026, the weighted-average interest rate of borrowings under the Credit Agreement and Indentures was 5.39%, including the net impact from the cross-currency swaps and excluding accretion of deferred financing fees, and there was $690 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur $72.9 million of indebtedness pursuant to certain uncommitted credit lines, consisting of a $50.0 million uncommitted credit line and a €20.0 million uncommitted credit line. The Company has used these facilities from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $118.1 million. Total letters of credit of $53.7 million were outstanding under these facilities, resulting in $64.4 million of remaining available capacity as of July 3, 2026.

Deferred Financing Fees

The Company had total deferred financing fees of $22.9 million included in its Consolidated and Condensed Balance Sheets as of July 3, 2026, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Loan A Facility and Senior Notes noted above will be amortized over the contractual term of the related facility. Of the $22.9 million, $3.6 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $19.3 million of deferred financing fees relating to the Term Loan A Facility and Senior Notes are recorded as a contra-liability within Long-term debt. The deferred financing fees related to the 2031 Senior Notes make up approximately $12.3 million of the $19.3 million.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of July 3, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Net Investment Hedges

On July 22, 2022, the Company entered into two cross-currency swap agreements with a maturity date of April 3, 2025, to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements included provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and were designated and qualified as a net investment hedge. These contracts had a Euro aggregate notional amount of approximately €270 million and a U.S. Dollar aggregate notional amount of $275 million.

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

The changes in the spot rate of these instruments are recorded in Accumulated Other Comprehensive Loss (“AOCL”) in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. Due to the de-designation transaction above on June 25, 2024, the Company will keep the balance in AOCL related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the six months ended July 3, 2026.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	July 3, 2026		December 31, 2025
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$37,327	$—	$48,778	$—

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of July 3, 2026 and December 31, 2025, the Company had foreign currency contracts related to purchases and sales with notional values of $126.6 million and $105.2 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	July 3, 2026		December 31, 2025
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$835	$2,543	$183	$780

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amounts in the table above as of July 3, 2026 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been a $0.2 million increase in Other current assets with a corresponding increase in Accrued liabilities.

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

A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	July 3, 2026				December 31, 2025
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$20,515	$—	$—	$20,515	$11,965	$—	$—	$11,965
Foreign currency contracts	—	2,730	—	2,730	—	857	—	857
Deferred compensation plans	—	7,775	—	7,775	—	7,214	—	7,214
	$20,515	$10,505	$—	$31,020	$11,965	$8,071	$—	$20,036

Liabilities:
Foreign currency contracts	$—	$1,022	$—	$1,022	$—	$260	$—	$260
Cross-currency swap agreements	—	37,327	—	37,327	—	48,778	—	48,778
Deferred compensation plans	—	7,775	—	7,775	—	7,214	—	7,214
	$—	$46,124	$—	$46,124	$—	$56,252	$—	$56,252

The Company measures the fair value of foreign currency contracts and cross-currency swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the six months ended July 3, 2026, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the six months ended July 3, 2026.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Equity

Share Repurchase Program

On August 13, 2024, the Board of Directors authorized and approved a share repurchase program to repurchase up to five million shares of the Company’s Common stock, par value $0.001 per share, from time-to-time on the open market, in privately negotiated transactions or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s Common stock have been made through the share repurchase program since inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Performance-Based Stock Option Awards

On June 10, 2026 and July 1, 2026, the Company granted performance-based non-qualified stock option awards (the “Performance Option Awards”) covering an aggregate of 2,394,496 shares of Common stock under the Company’s Amended and Restated 2022 Omnibus Incentive Plan. The June 10, 2026 awards covering 2,336,440 shares have an exercise price of $82.92 per share, equal to the closing price of the Company’s Common stock on that date, and a seven-year contractual term expiring June 9, 2033. The July 1, 2026 awards covering 58,056 shares have an exercise price of $93.69 per share, equal to the closing price of the Company’s Common stock on that date, and a seven-year contractual term expiring June 30, 2033. As of July 3, 2026, all 2,394,496 Performance Option Awards were outstanding.

Each Performance Option Award is divided into three equal tranches, with vesting contingent upon both a market-based stock price condition and a service condition. The stock price condition requires the Company’s 30-trading-day average closing stock price to equal or exceed $140.00, $170.00 and $200.00 per share for Tranches One, Two and Three, respectively, during the four-year performance period commencing on the second anniversary of the applicable grant date. The shares within each tranche vest ratably across three service vesting dates, being the fourth, fifth and sixth anniversaries of the applicable grant date, provided that the award recipient remains continuously employed by the Company through each such vesting date, and each vesting portion is treated as a separate award for expense recognition purposes, with compensation cost recognized ratably for each tranche over its respective service period. Any tranche for which the applicable stock price hurdle is not achieved during the performance period will be forfeited in full.

Valuation Assumptions

The grant-date fair value of each tranche was estimated using a Monte Carlo simulation model. The June 10, 2026 and July 1, 2026 grants were valued separately as of their respective grant dates using the weighted-average assumptions included in the tables below. The weighted-average grant-date fair value of Performance Option Awards granted during the six months ended July 3, 2026 was $26.90 per option, with a total aggregate grant-date fair value of $64.4 million.

The weighted-average assumptions used in the Monte Carlo simulation were as follows:

Expected annualized volatility(1)	32.0%
Risk-free interest rate(2)	4.4%
Expected dividend yield	0.6%
Contractual term	7.0 years

(1) Expected volatility based on the average historical stock price volatility of a group of peer companies over a seven-year period consistent with the contractual term of the award.
(2) Risk-free rate based on the U.S. Treasury yield curve at the applicable grant date for a seven-year period consistent with the contractual term of the award.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Compensation Expense and Unrecognized Cost

During the three and six months ended July 3, 2026, the Company recognized $0.7 million of stock-based compensation expense related to the Performance Option Awards, included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations.

As of July 3, 2026, total unrecognized compensation cost related to the Performance Option Awards was $63.7 million, which is expected to be recognized over a weighted-average period of approximately 4.9 years.

Mandatory Convertible Preferred Stock and Common Stock Issuance

On June 1, 2026, in connection with the closing of the Acquisition, the Company completed the previously announced private placements of (i) 175,000 shares (the “Preferred Shares”) of its 6.50% Series A Mandatory Convertible Preferred Stock (“MCPS”), par value $0.001 per share, pursuant to that certain Preferred Stock Purchase Agreement dated February 2, 2026, between the Company and certain institutional investors thereto, for aggregate gross proceeds of approximately $175.0 million and (ii) 1,254,255 shares of its Common stock in accordance with that certain Common Stock Purchase Agreement dated February 2, 2026 (the “Common Stock Agreement”) between the Company and certain institutional investors thereto for aggregate gross proceeds of approximately $143 million.

The MCPS was issued at a price of $1,000 per Preferred Share and the net proceeds to the Company, after deducting the fees payable to the placement agents, was $171.1 million. The gross proceeds were recorded to MCPS with the related issuance costs of $3.9 million recorded as a reduction to MCPS.

The Common stock was issued at a price of $114.00 per share and the net proceeds to the Company, after deducting the fees payable to the placement agent, was $139.8 million. In connection with the Common Stock Agreement, the Company agreed to provide the purchasers of Common stock with certain customary registration rights with respect to the shares of Common stock issued thereunder. The gross proceeds were recorded to Common Stock at par value and the remainder was recorded to additional paid-in capital within shareholders’ equity. The related issuance costs of $3.2 million were recorded as a reduction to additional paid-in capital.

The MCPS purchasers include one or more entities affiliated with Mitchell Rales, the Executive Chair of the Board of Directors, and one or more entities affiliated with Steven Rales, Mr. Rales’ brother, who purchased $100.0 million and $25.0 million, respectively, of the MCPS for investment purposes. The remaining $50.0 million was purchased by other third parties. The pricing and other terms of the MCPS were negotiated with the unaffiliated institutional investors participating in the private placement, and the entities affiliated with Mitchell Rales and Steven Rales purchased their MCPS on the same terms and at the same price as agreed upon with those unaffiliated investors.

The MCPS was issued on the Acquisition closing date June 1, 2026 and will mandatorily convert into common stock on the mandatory conversion date, which is approximately three years from issuance, unless earlier converted by the holder or upon a fundamental change. The shares accrue cumulative dividends at a rate of 6.50% per annum ($65.00 per share per annum), payable in cash quarterly when, as and if declared. If any Preferred Stock remains outstanding, no dividends may be declared or paid on Common Stock or other junior stock unless all accumulated and unpaid dividends on the Preferred Stock have been declared and paid in full.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Fixed Conversion Rates are subject to customary anti-dilution adjustments for stock dividends, share splits and combinations, rights or warrant issuances, certain distributions, cash dividends exceeding $0.10 per share per quarter, and tender or exchange offers. Unless previously converted, each share will automatically convert on the conversion date at a rate ranging from 7.1806 to 8.2576 shares of Common stock, depending on the average market price during the specified settlement period and subject to certain customary anti‑dilution and other protective adjustment provisions. In the aggregate, conversion of all 175,000 shares of Preferred Stock would result in the issuance of between approximately 1,256,605 and 1,445,080 shares of Common Stock. No fractional shares will be issued; the Company will pay cash in lieu thereof. Holders may elect early conversion at the minimum conversion rate, subject to adjustments for unpaid dividends. The preferred stock has a liquidation preference senior to common equity and is not redeemable, except for limited redemptions required to address regulatory ownership restrictions.

Holders of the MCPS generally do not have voting rights except as required by Delaware law. However, upon a nonpayment (failure to declare and pay dividends for six or more dividend periods), holders may elect two additional directors to the Board, and certain protective matters (including issuance of senior stock or adverse amendments to the Certificate of Designations) require the affirmative vote of at least two-thirds of the outstanding MCPS.

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the six months ended July 3, 2026 and July 4, 2025. All amounts are net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Total
	(In thousands)
Balance at December 31, 2025	$(51,677)	$(450,325)	$(37,714)	$(539,716)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	110	(29,642)	6,729	(22,803)
Gain on long-term intra-entity foreign currency transactions	—	5,137	—	5,137
Other comprehensive income (loss) before reclassifications	110	(24,505)	6,729	(17,666)
Amounts reclassified from Accumulated other comprehensive loss(1)	369	—	—	369
Net current period Other comprehensive income (loss)	479	(24,505)	6,729	(17,297)
Balance at April 3, 2026	$(51,198)	$(474,830)	$(30,985)	$(557,013)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	47	3,816	2,902	6,765
Gain on long-term intra-entity foreign currency transactions	—	1,994	—	1,994
Other comprehensive income before reclassifications	47	5,810	2,902	8,759
Amounts reclassified from Accumulated other comprehensive loss(1)	82	—	—	82
Net current period Other comprehensive income	129	5,810	2,902	8,841
Balance at July 3, 2026	$(51,069)	$(469,020)	$(28,083)	$(548,172)

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

The Company believes that it can reasonably estimate the asbestos-related liability for pending and future claims that will be resolved in the next 15 years and has recorded that liability at its best estimate. While it is reasonably possible that the subsidiaries will incur costs after this period, the Company does not believe the reasonably possible loss or a range of reasonably possible losses is estimable at the current time. Accordingly, no accrual has been recorded for any costs that may be paid after the next 15 years. Defense costs associated with asbestos-related liabilities as well as costs incurred related to collection of insurance recoveries from the subsidiaries’ insurers are expensed as incurred.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Six Months Ended
	July 3, 2026	July 4, 2025
	(Number of claims)
Claims unresolved, beginning of period	14,836	13,758
Claims filed(1)	3,206	2,529
Claims resolved(2)	(2,128)	(1,467)
Claims unresolved, end of period	15,914	14,820

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	July 3, 2026	December 31, 2025
	(In thousands)
Long-term asbestos insurance asset(1)	$225,403	$235,361
Long-term asbestos insurance receivable(1)	18,907	16,811
Accrued asbestos liability(2)	43,069	42,242
Long-term asbestos liability(3)	255,857	269,829

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

The Company’s management considers its Chief Operating Decision Maker (“CODM”) to be Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segment, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value step up on acquired inventories, depreciation and other amortization and compensation expense related to the Performance Option Awards. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

The Company’s segment results were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Net sales:
Americas	$315,884	$282,729	$604,249	$563,394
EMEA & APAC	491,743	432,857	948,975	830,330
	$807,627	$715,586	$1,553,224	$1,393,724
Cost of sales:
Americas	$189,542	$171,558	$366,412	$342,166
EMEA & APAC	310,874	277,981	604,489	530,309
	$500,416	$449,539	$970,901	$872,475
Allocated operating expense:
Americas	$15,286	$10,077	$28,756	$27,517
EMEA & APAC	23,795	24,365	45,147	51,159
	$39,081	$34,442	$73,903	$78,676
Other operating expense:
Americas	$47,021	$44,331	$89,041	$82,428
EMEA & APAC	69,728	43,776	131,447	82,747
	$116,749	$88,107	$220,488	$165,175
Adjusted EBITDA(1):
Americas	$64,035	$56,763	$120,040	$111,283
EMEA & APAC	87,338	86,735	167,892	166,115
	$151,373	$143,498	$287,932	$277,398
Depreciation, amortization and other impairment charges:
Americas	$12,934	$8,644	$21,607	$16,848
EMEA & APAC	14,934	10,711	30,129	19,998
	$27,868	$19,355	$51,736	$36,846
Capital expenditures:
Americas	$7,227	$4,381	$11,619	$8,116
EMEA & APAC	10,518	4,799	19,829	8,358
	$17,745	$9,180	$31,448	$16,474

(1) The following is a reconciliation of Net income from continuing operations to Adjusted EBITDA.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(In thousands)
Net income from continuing operations	$36,401	$69,812	$88,192	$142,376
Income tax expense	11,701	18,283	24,812	38,782
Interest expense and other, net	30,623	20,999	56,200	37,781
Restructuring and other related charges(1)	18,317	1,390	28,478	5,889
Acquisition - amortization and other related charges(2)	41,308	21,592	64,102	31,193
Depreciation and other amortization	12,335	11,422	25,460	21,377
Performance option awards compensation expense(3)	688	—	688	—
Adjusted EBITDA	$151,373	$143,498	$287,932	$277,398

(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $24.8 million and $35.1 million for the three and six months ended July 3, 2026, respectively, and $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $16.5 million and $29.0 million for the three and six months ended July 3, 2026, respectively, and $8.8 million and $17.0 million for the three and six months ended July 4, 2025, respectively.
(3) Represents the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program. Refer to Note 12, “Equity” for further details on these awards.

The Company’s investments in equity method investees and total assets by segment were as follows:

	July 3, 2026	December 31, 2025
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	25,723	29,558
	$25,723	$29,558
Total assets:
Americas	$3,169,393	$1,717,390
EMEA & APAC	3,393,218	3,048,704
	$6,562,611	$4,766,094

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s property, plant and equipment, net by geography were as follows:

	July 3, 2026	December 31, 2025
	(In thousands)
Property, plant and equipment, net(1):
United States	$72,020	$72,617
Czech Republic	72,862	75,028
Germany	45,409	48,245
India	30,897	31,437
Mexico	26,365	23,464
Other foreign countries	142,295	131,085
	$389,848	$381,876

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

15. Subsequent Event

The Common stock dividend of $7.5 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at July 3, 2026 was paid on July 17, 2026 to stockholders of record as of July 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward-looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Statements that could be deemed to be forward-looking statements, include statements regarding: the acquisition of Eddyfi Holding Inc. (“Eddyfi”) and its anticipated benefits, the impact of the war in Ukraine and conflicts in the Middle East and the resulting escalating geopolitical tensions on our business; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of our management for future operations, including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future economic conditions or performance, including the impact of inflationary pressures, tariffs and trade policies, foreign exchange fluctuations and commodity prices; the outcome of outstanding claims or legal proceedings, including asbestos-related liabilities and insurance coverage litigation; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statement that addresses activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be, but are not always, characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees” or similar expressions. These statements are based on assumptions and assessments made by our management as of the filing date of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results or outcomes, or the timing of results or outcomes, could differ materially due to numerous factors, including but not limited to the following:

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

Overview

Please see Part I. Item 1. “Business” in our 2025 Form 10-K for a discussion of ESAB’s objectives and methodologies for delivering stockholder value.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions, are aligned with this strategic direction. On June 1, 2026, we acquired Eddyfi, a global leader in advanced inspection and monitoring technologies headquartered in Québec, Canada, for consideration transferred of approximately $1.5 billion (such transaction, the “Acquisition”). For the year ended December 31, 2025, Eddyfi’s revenues totaled approximately $240 million. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

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

ESAB operates a diversified global supply chain and sources parts and materials globally. In February 2026, the United States Supreme Court (the “Court”) ruled that the International Emergency Economic Powers Act (“IEEPA”), which the United States administration (the “administration”) relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the United States Court of International Trade ordered the United States Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. The full impact of the Court’s ruling and the administration’s response remains uncertain. The process for addressing requests for refunds of the IEEPA tariffs has recently begun. We have received an insignificant amount of IEEPA tariff refunds during the three months ended July 3, 2026. The actual timing and extent of any future refunds remain uncertain at this time. Accordingly, we have not recorded any IEEPA tariff refund receivables as of July 3, 2026. We continue to actively monitor and evaluate these developments and the potential impacts of trade policy and tariffs on our business, supply chain and results of operations. We maintain operations worldwide, including in the jurisdictions impacted by the announced and contemplated tariffs. Refer to Part I. Item 1.A. “Risk Factors” in our 2025 Form 10-K for additional information. The full impact of the matters noted above on the Company, our customers and suppliers, the overall economy and capital markets remains uncertain.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and six months ended July 3, 2026 and July 4, 2025.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and six months ended July 3, 2026 and July 4, 2025 is affected by the following significant factors:

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

The Middle East Conflict

The conflict in the Middle East and the related impacts, such as logistics challenges from the closing of the Strait of Hormuz, have increased the level of economic and political uncertainty. As reflected in the discussions that follow, these challenges have had a variety of impacts on our results of operations during the six months ended July 3, 2026, including decreased sales levels and increased inventory costs. Refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Tariffs

The Company continues to actively monitor the changes in United States policy regarding international trade, including the recent progress in reaching or progressing international trade agreements with major counterparties and the IEEPA tariff refund discussed above. As reflected in the discussions that follow, the United States policy regarding international trade and actions taken in response to it have had a variety of impacts on our results of operations during 2025 and the six months ended July 3, 2026, including decreased sales levels and increased raw material costs. For additional information on the risks of United States policy regarding international trade to the Company’s operations, refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions, including the Acquisition that was completed on June 1, 2026. For additional information on our acquisitions, refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q and Note 5, “Acquisitions” in the Company’s 2025 Form 10-K.

Foreign Currency Fluctuations

A significant portion of our Net sales, 79% for the three and six months ended July 3, 2026, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended July 3, 2026 compared to the three months ended July 4, 2025, fluctuations in foreign currencies increased Net sales by 2.6%, Gross profit by 2.3% and Selling, general and administrative expenses by 2.6%.

For the six months ended July 3, 2026 compared to the six months ended July 4, 2025, fluctuations in foreign currencies increased Net sales by 4.0%, Gross profit by 3.9% and Selling, general and administrative expenses by 4.3%.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value step up on acquired inventories, depreciation and other amortization and compensation expense related to the performance-based non-qualified stock option awards granted on June 10, 2026 and July 1, 2026 (the “Performance Option Awards”). We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three and six months ended July 3, 2026 and July 4, 2025. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and six months ended July 3, 2026 and July 4, 2025.

	Three Months Ended July 3, 2026			Six Months Ended July 3, 2026
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$36.4			$88.2
Income tax expense			11.7			24.8
Interest expense and other, net			30.6			56.2
Operating income (GAAP)	$22.5	$56.2	$78.7	$57.7	$111.5	$169.2
Adjusted to add:
Restructuring and other related charges(2)	18.3	—	18.3	27.3	1.2	28.5
Acquisition-amortization and other related charges(3)	18.2	23.1	41.3	25.9	38.3	64.1
Depreciation and other amortization	4.7	7.6	12.3	9.0	16.5	25.5
Performance option awards compensation expense(4)	0.3	0.4	0.7	0.3	0.4	0.7
Adjusted EBITDA (non-GAAP)	64.0	87.3	151.4	120.0	167.9	287.9
Adjusted EBITDA attributable to Russia (non-GAAP)(5)	—	1.8	1.8	—	2.5	2.5
Core adjusted EBITDA (non-GAAP)	$64.0	$85.5	$149.6	$120.0	$165.4	$285.5
Adjusted EBITDA margin (non-GAAP)	20.3%	17.8%	18.7%	19.9%	17.7%	18.5%
Core adjusted EBITDA margin (non-GAAP)(6)	20.3%	19.0%	19.5%	19.9%	18.8%	19.3%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.
(3) Includes transaction, diligence and integration expenses totaling $24.8 million and $35.1 million for the three and six months ended July 3, 2026, respectively, and amortization of intangibles and fair value step up on acquired inventories totaling $16.5 million and $29.0 million for the three and six months ended July 3, 2026, respectively.
(4) Represents the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program. Refer to Note 12, “Equity” for further details on these awards.
(5) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(6) Net sales were $41.4 million and $72.5 million relating to Russia for the three and six months ended July 3, 2026, respectively.

	Three Months Ended July 4, 2025			Six Months Ended July 4, 2025
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$69.8			$142.4
Income tax expense			18.3			38.8
Interest expense and other, net			21.0			37.8
Operating income (GAAP)	$42.4	$66.7	$109.1	$85.7	$133.3	$218.9
Adjusted to add:
Restructuring and other related charges(2)	0.5	0.9	1.4	2.2	3.7	5.9
Acquisition-amortization and other related charges(3)	10.0	11.5	21.6	15.7	15.5	31.2
Depreciation and other amortization	3.8	7.6	11.4	7.7	13.6	21.4
Adjusted EBITDA (non-GAAP)	56.8	86.7	143.5	111.3	166.1	277.4
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	5.0	5.0	—	11.0	11.0
Core adjusted EBITDA (non-GAAP)	$56.8	$81.7	$138.5	$111.3	$155.1	$266.4
Adjusted EBITDA margin (non-GAAP)	20.1%	20.0%	20.1%	19.8%	20.0%	19.9%
Core adjusted EBITDA margin (non-GAAP)(5)	20.1%	20.6%	20.4%	19.8%	20.4%	20.1%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.

(3) Includes transaction, diligence and integration expenses totaling $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively, and amortization of intangibles and fair value step up on acquired inventories totaling $8.8 million and $17.0 million for the three and six months ended July 4, 2025, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $37.1 million and $68.4 million relating to Russia for the three and six months ended July 4, 2025, respectively.

Total Company

Sales

The following table presents the components of changes in our Net sales for the three and six months ended July 3, 2026 compared to the prior year period.

	Three Months Ended		Six Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and six months ended July 4, 2025	$715.6		$1,393.7
Components of Change:
Existing businesses (organic sales)(1)	17.9	2.5%	5.3	0.4%
Acquisitions(2)	55.5	7.8%	98.3	7.1%
Foreign currency translation(3)	18.6	2.6%	55.9	4.0%
Total Net sales growth	92.0	12.9%	159.5	11.4%
For the three and six months ended July 3, 2026	$807.6		$1,553.2

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

Net sales from existing businesses increased by $17.9 million during the three months ended July 3, 2026, compared to the prior year period, driven by increases in both customer pricing and sales volume totaling $14.9 million and $3.1 million, respectively. The $14.9 million increase in customer pricing was largely driven by the higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. Additionally, there was an increase in Net sales from acquisitions attributable to Bavaria Schweisstechnik (“Bavaria”), DeltaP s.r.l. (“DeltaP”), Aktiv Technologies Private Limited (“Aktiv”), EWM GmbH (“EWM”) and Eddyfi. The changes in foreign exchange rates resulted in a $18.6 million favorable currency translation impact.

Net sales from existing businesses increased by $5.3 million during the six months ended July 3, 2026, compared to the prior year period, primarily driven by $23.9 million of customer pricing increases partially offset by a $18.6 million decrease in sales volume due to drivers such as tariffs in the Americas, challenges in the Middle East related to the war in Iran and lower volumes in Russia. The $23.9 million increase in customer pricing was largely driven by the higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $18.6 million decrease in sales volume was primarily from the first quarter as the tariff impacts in the second quarter were comparable to prior year as increased tariffs were first imposed in April 2025. Additionally, the increase in Net sales from acquisitions was attributable to Bavaria, DeltaP, Aktiv, EWM and Eddyfi. The changes in foreign exchange rates resulted in a $55.9 million favorable currency translation impact.

Sales excluding Russia

The following table presents the components of changes in our Net sales excluding Russia (“Core sales”) for the three and six months ended July 3, 2026 compared to the prior year period.

	Three Months Ended		Six Months Ended
	Core Sales(5)	Change %	Core Sales(5)	Change %
	(Dollars in millions)(1)
For the three and six months ended July 4, 2025	$678.5		$1,325.3
Components of Change:
Existing businesses (organic sales)(2)	16.8	2.5%	9.3	0.7%
Acquisitions(3)	55.5	8.2%	98.3	7.4%
Foreign currency translation(4)	15.5	2.3%	47.8	3.6%
Total Core sales growth	87.8	12.9%	155.4	11.7%
For the three and six months ended July 3, 2026	$766.3		$1,480.8

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
(5) Net sales relating to Russia were $41.4 million and $37.1 million for the three months ended July 3, 2026 and July 4, 2025, respectively, and $72.5 million and $68.4 million for the six months ended July 3, 2026 and July 4, 2025, respectively.

Core sales from existing businesses increased by $16.8 million during the three months ended July 3, 2026, compared to the prior year period, driven by increases in both customer pricing and sales volume totaling $14.8 million and $2.0 million, respectively. The $14.8 million increase in customer pricing was largely driven by the higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. Additionally, the increase in Net sales from acquisitions was attributable to Bavaria, DeltaP, Aktiv, EWM and Eddyfi. The changes in foreign exchange rates resulted in a $15.5 million favorable currency translation impact.

Core sales from existing businesses increased by $9.3 million during the six months ended July 3, 2026, compared to the prior year period, primarily due to $24.3 million of customer pricing increases partially offset by a $15.0 million decrease in sales volume due to drivers such as tariffs in the Americas and challenges in Middle East related to the war in Iran. The $24.3 million increase in customer pricing was largely driven by the higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $15.0 million decrease in sales volume was primarily from the first quarter as the tariff impacts in the second quarter were comparable to prior year as increased tariffs were first imposed in April 2025. Additionally, the increase in Net sales from acquisitions was attributable to Bavaria, DeltaP, Aktiv, EWM and Eddyfi. The changes in foreign exchange rates resulted in a $47.8 million favorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Gross profit	$307.2	$266.0	$582.3	$521.2
Gross profit margin	38.0%	37.2%	37.5%	37.4%
Selling, general and administrative expense	$210.2	$155.6	$384.6	$296.4
Net income from continuing operations	$36.4	$69.8	$88.2	$142.4
Net income margin from continuing operations	4.5%	9.8%	5.7%	10.2%
Adjusted EBITDA (non-GAAP)	$151.4	$143.5	$287.9	$277.4
Adjusted EBITDA margin (non-GAAP)	18.7%	20.1%	18.5%	19.9%
Core adjusted EBITDA (non-GAAP)	$149.6	$138.5	$285.5	$266.4
Core adjusted EBITDA margin (non-GAAP)	19.5%	20.4%	19.3%	20.1%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$18.3	$1.4	$28.5	$5.9
Acquisition-amortization and other related charges(2)	41.3	21.6	64.1	31.2
Interest expense and other, net	30.6	21.0	56.2	37.8
Income tax expense	11.7	18.3	24.8	38.8
Depreciation and other amortization	12.3	11.4	25.5	21.4
Performance option awards compensation expense(3)	0.7	—	0.7	—
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	$1.8	$5.0	$2.5	$11.0

(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $24.8 million and $35.1 million for the three and six months ended July 3, 2026, respectively, and $12.8 million and $14.2 million for the three and six months ended July 4, 2025, respectively. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $16.5 million and $29.0 million for the three and six months ended July 3, 2026, respectively, and $8.8 million and $17.0 million for the three and six months ended July 4, 2025, respectively.
(3) Represents the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program. Refer to Note 12, “Equity” for further details on these awards.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Second Quarter of 2026 Compared to Second Quarter of 2025

Gross profit increased by $41.2 million in the second quarter of 2026 compared to the prior year period primarily attributable to acquisitions, favorable foreign exchange impact and price increases partially offset by higher material costs. Selling, general and administrative expense increased by $54.6 million in the second quarter of 2026 compared to the prior year period primarily due to acquisitions and related transaction costs as well as higher overall costs from general inflation and annual merit increase impact.

Restructuring and other related charges increased by $16.9 million in the second quarter of 2026 compared to the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Acquisition-amortization and other related charges increased by $19.7 million in the second quarter of 2026 compared to the prior year period primarily driven by recent acquisition activity attributable to EWM and Eddyfi. Interest expense and other, net increased by $9.6 million due to higher average outstanding debt balance as well as $4.8 million of costs associated with the Bridge Loan that the Company entered into to support the Acquisition. The effective tax rate of 24.3% for the quarter ended July 3, 2026 differed from the effective tax rate of 20.8% for the same period ended July 4, 2025 primarily due to the tax effects related to the Eddyfi acquisition.

Net income from continuing operations decreased $33.4 million primarily due to the aforementioned factors. Adjusted EBITDA increased $7.9 million compared to the same period in the prior year. Core adjusted EBITDA increased $11.1 million compared to the same period in the prior year.

Six Months Ended July 3, 2026 Compared to Six Months Ended July 4, 2025

Gross profit increased $61.1 million in the six months ended July 3, 2026 compared to the prior year period primarily attributable to acquisitions and favorable foreign exchange impact partially offset by tariff-related cost increases, product mix and a decrease in sales volume. Selling, general and administrative expense increased $88.2 million in the six months ended July 3, 2026 compared to the prior year period primarily due to acquisitions and related transaction costs and foreign exchange impact.

Restructuring and other related charges increased by $22.6 million in the six months ended July 3, 2026 compared to the prior year period primarily driven by strategic initiatives to improve margins in the Americas and the EWM acquisition. Acquisition-amortization and other related charges increased by $32.9 million in the six months ended July 3, 2026 compared to the prior year period primarily driven by recent acquisition activity attributable to EWM and Eddyfi. Interest expense and other, net increased by $18.4 million in the six months ended July 3, 2026 compared to the prior year period due to $4.8 million of fees associated with the Bridge Loan commitment that the Company entered into to fund the Acquisition as well as a higher average outstanding debt balance. The effective tax rate of 22.0% for the six months ended July 3, 2026 differed from the effective tax rate of 21.4% for the same period ended July 4, 2025 primarily due to the tax effects related to the Acquisition.

Net income from continuing operations decreased $54.2 million in the six months ended July 3, 2026 compared to the prior year period primarily due to the aforementioned factors. Adjusted EBITDA increased $10.5 million in the six months ended July 3, 2026 compared to the prior year period primarily due to the aforementioned factors. Core adjusted EBITDA increased by $19.1 million compared to the same period in the prior year primarily due to the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $8.5 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand and decreases in customer pricing while material costs continue to increase. The decline of Core adjusted EBITDA margin was primarily due to dilution from the EWM acquisition as well as higher freight and material costs due to oil price increases from the war in Iran.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Net sales	$315.9	$282.7	$604.2	$563.4
Gross profit	$126.3	$111.2	$237.8	$221.2
Gross profit margin	40.0%	39.3%	39.4%	39.3%
Selling, general and administrative expense	$85.5	$68.3	$152.9	$133.4
Adjusted EBITDA (non-GAAP)	$64.0	$56.8	$120.0	$111.3
Adjusted EBITDA margin (non-GAAP)	20.3%	20.1%	19.9%	19.8%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$18.3	$0.5	$27.3	$2.2
Acquisition - amortization and other related charges	18.2	10.0	25.9	15.7
Depreciation and other amortization	4.7	3.8	9.0	7.7
Performance option awards compensation expense	$0.3	$—	$0.3	$—

Second Quarter of 2026 Compared to Second Quarter of 2025

Net sales in our Americas segment increased $33.2 million in the second quarter of 2026 compared with the prior year period. Net sales from existing business increased $13.9 million primarily due to pricing increases and new product initiatives. The Acquisition contributed to a $9.6 million increase in Net sales from acquisitions. In addition, there was $9.7 million of favorable currency translation. Gross profit increased by $15.1 million attributable to accretion from acquisitions, customer pricing increases and favorable currency translation partially offset by higher material costs, including tariffs, and product mix. Selling, general and administrative expense increased by $17.2 million compared with the prior year primarily due to acquisitions and related transaction costs. Adjusted EBITDA increased $7.2 million primarily due to the aforementioned factors.

Six Months Ended July 3, 2026 Compared to Six Months Ended July 4, 2025
Net sales in our Americas segment increased $40.9 million in the six months ended July 3, 2026 compared with the prior year period. Net sales from existing business increased $11.8 million due to customer pricing increases partially offset by reduced sales volumes primarily driven by tariffs and related impacts. The Acquisition contributed to a $9.6 million increase in Net sales from acquisitions. In addition, there was a $19.5 million favorable increase in currency translation. Gross profit increased $16.6 million attributable to favorable foreign exchange impact, accretion from acquisitions and price increases partially offset by higher material costs and lower volume. Selling, general and administrative expense increased $19.5 million compared with the prior year period primarily due to accretion from acquisitions and higher overall costs from general inflation and annual merit increase impact. Restructuring and other related charges increased $25.1 million in the six months ended July 3, 2026 compared with the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Adjusted EBITDA increased $8.7 million compared to the prior year period primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
	(Dollars in millions)
Net sales	$491.7	$432.9	$949.0	$830.3
Gross profit	$180.9	$154.9	$344.5	$300.0
Gross profit margin	36.8%	35.8%	36.3%	36.1%
Selling, general and administrative expense	$124.7	$87.2	$231.8	$163.0
Adjusted EBITDA (non-GAAP)	$87.3	$86.7	$167.9	$166.1
Adjusted EBITDA margin (non-GAAP)	17.8%	20.0%	17.7%	20.0%
Core adjusted EBITDA (non-GAAP)	$85.5	$81.7	$165.4	$155.1
Core adjusted EBITDA margin (non-GAAP)	19.0%	20.6%	18.8%	20.4%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$—	$0.9	$1.2	$3.7
Acquisition - amortization and other related charges	23.1	11.5	38.3	15.5
Depreciation and other amortization	7.6	7.6	16.5	13.6
Performance option awards compensation expense	0.4	—	0.4	—
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$1.8	$5.0	$2.5	$11.0

Second Quarter of 2026 Compared to Second Quarter of 2025

Net sales in our EMEA & APAC segment increased $58.9 million in the second quarter of 2026 compared with the prior year period. Net sales from existing business increased $4.0 million primarily resulting from increases in customer pricing and new product initiatives partially offset by a decline in sales volume from challenges in the Middle East related to the war in Iran. The Bavaria, DeltaP, Aktiv, EWM and Eddyfi acquisitions contributed $46.0 million to Net sales from acquisitions. In addition, there was a $8.9 million favorable foreign currency impact. Gross profit increased by $26.0 million in the second quarter of 2026 compared with the prior year period primarily due to accretion from acquisitions, customer pricing increases and foreign currency translation impacts partially offset by higher material costs and a decline in sales volume. Selling, general and administrative expense increased $37.5 million in the second quarter of 2026 compared with the prior year period largely due to acquisitions and related transaction costs as well as higher overall costs from general inflation and annual merit increase impact. Adjusted EBITDA increased $0.6 million and Core adjusted EBITDA increased $3.8 million in the second quarter of 2026 compared with the prior year period primarily because of the aforementioned factors. The decline of adjusted EBITDA margin and Core adjusted EBITDA margin was primarily due to dilution from the EWM acquisition as well as higher freight and material costs due to oil price increases related to the war in Iran.
Six Months Ended July 3, 2026 Compared to Six Months Ended July 4, 2025
Net sales in our EMEA & APAC segment increased $118.6 million in the six months ended July 3, 2026 compared with the prior year period. Net sales from existing business decreased $6.5 million primarily resulting from volume decreases related to challenges in the Middle East related to the war in Iran and lower volumes in Russia partially offset by increases in customer pricing. This decrease was more than offset by $88.8 million of Net sales from acquisitions from Bavaria, DeltaP, Aktiv, EWM and Eddyfi as well as $36.4 million in favorable foreign currency impact. Gross profit increased $44.5 million in the six months ended July 3, 2026 compared with the prior year period due to accretion from acquisitions and favorable foreign exchange impact partially offset by lower volumes and higher material costs. Selling, general and administrative expense increased $68.8 million in the six months ended July 3, 2026 compared with the prior year period primarily due to acquisitions and related costs and foreign exchange impact as well as higher overall costs from general inflation and annual merit increase impact. Acquisition - amortization and other related charges increased $22.8 million in the six months ended July 3, 2026 compared with the prior year period primarily driven by the EWM and Eddyfi acquisitions. Adjusted EBITDA increased $1.8 million and Core adjusted EBITDA increased $10.3 million in the six months ended July 3, 2026 compared with the prior year period primarily due to the aforementioned factors. The decline of adjusted EBITDA margin and Core adjusted EBITDA margin was primarily due to dilution from the EWM acquisition as well as higher freight and material costs due to oil price increases related to the war in Iran.

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

As of July 3, 2026, we were in compliance with the covenants under the A&R Credit Agreement and the Indentures. The Company’s weighted average interest rate of borrowings under the Credit Agreement and the Indentures was 5.39%, excluding accretion of deferred financing fees. As of the end of the second quarter, we had the capacity for additional indebtedness of up to $690 million available on the Revolving Facility. Additionally, we had the ability to incur $72.9 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 9, “Debt” and Note 10, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Company’s debt and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if it we determined it to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Mandatory Convertible Preferred Stock (“MCPS”) and Common Stock Issuances

On June 1, 2026, substantially concurrently with the closing of the Acquisition, the Company completed the previously announced private placements of (i) 175,000 shares of its 6.50% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, pursuant to that certain Preferred Stock Purchase Agreement dated February 2, 2026, between the Company and certain institutional investors thereto for aggregate gross proceeds of approximately $175.0 million and (ii) 1,254,255 shares of its Common stock, par value $0.001 per share, in accordance with that certain Common Stock Purchase Agreement dated February 2, 2026 between the Company and certain institutional investors thereto for aggregate gross proceeds of approximately $143 million. The MCPS shares accrue cumulative dividends at a rate of 6.50% per annum ($65.00 per share per annum), payable in cash quarterly when, as and if declared. Refer to Note 12, “Equity” for additional information.

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

Cash Flows

As of July 3, 2026, the Company had $217.5 million of Cash and cash equivalents, an increase of $31.6 million from the balance of $185.9 million as of December 31, 2025.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Six Months Ended
	July 3, 2026	July 4, 2025
	(In millions)(1)
Net cash provided by operating activities	$80.3	$82.0
Purchases of property, plant and equipment	(31.4)	(16.5)
Proceeds from sale of property, plant and equipment	0.4	4.7
Acquisitions, net of cash received	(1,469.4)	(86.3)
Other investing	—	(0.5)
Net cash used in investing activities	(1,500.5)	(98.5)
Proceeds from issuance of Preferred Stock, net	171.1	—
Proceeds from issuance of Common Stock, net	139.8	—
Proceeds from borrowings on Senior Notes	1,000.0	—
Repayments of borrowings on Term Loans	—	(5.0)
Proceeds from borrowings on revolving credit facilities and other	904.3	8.7
Repayments of borrowings on revolving credit facilities and other	(730.8)	—
Payment of debt issuance costs	(17.8)	—
Payment of dividends	(12.2)	(9.7)
Distributions to noncontrolling interest holders	(1.1)	(1.2)
Other financing	(5.2)	(12.4)
Net cash provided by (used in) financing activities	1,448.0	(19.6)
Effect of foreign exchange rates on Cash and cash equivalents	3.7	45.0
Increase in Cash and cash equivalents	$31.6	$8.9

(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the six months ended July 3, 2026 remained in line with the same period in the prior year.

•Discontinued operations for the six months ended July 3, 2026 and July 4, 2025 included outflows of $11.8 million and $7.2 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $22.4 million and $5.9 million for the six months ended July 3, 2026 and July 4, 2025, respectively. Refer to Note 8, “Accrued and Other liabilities” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

•Acquisition-related payments were $20.2 million and $4.0 million for the six months ended July 3, 2026 and July 4, 2025, respectively, which were related to due diligence, transaction and other related costs.

Cash flows used in investing activities during the six months ended July 3, 2026 and July 4, 2025 are primarily comprised of the Acquisition for $1.5 billion, net of cash received in addition to purchases of property, plant and equipment.

Cash flows provided by financing activities during the six months ended July 3, 2026 are primarily comprised of the proceeds from borrowings on the 2031 Senior Notes and the revolving facilities, partially offset by repayments of borrowings on the revolving facilities and debt issuance costs in addition to the proceeds from the issuance of Common stock and MCPS in connection with the Acquisition.

Our Cash and cash equivalents as of July 3, 2026 included $194.9 million held in jurisdictions outside the United States. Repatriation of cash into the United States may be subject to withholding taxes, other international and local statutory restrictions and regulations and minority owner distributions.

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

Interest Rate Risk

In 2025, we entered into a term loan facility and a revolving credit facility pursuant to the terms of the A&R Credit Agreement. Refer to Note 9, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information. We are exposed to interest rate risk on the variable-rate term loans under these facilities. A hypothetical increase in interest rates of 1% during the six months ended July 3, 2026 would have increased annual interest expense by $7.2 million. A hypothetical increase in interest rates of 1% during the six months ended July 4, 2025 would have increased annual interest expense by $3.9 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the six months ended July 3, 2026, approximately 79% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCL component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of July 3, 2026 would result in a reduction in Equity of approximately $262 million. A 10% depreciation in major currencies relative to the U.S. Dollar as of July 4, 2025 would have resulted in a reduction in Equity of approximately $201 million. As of July 3, 2026, we have six fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 10, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 3, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2025 Form 10-K filed with the SEC on February 20, 2026, as supplemented and updated below.

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

As a result of the Acquisition, we will effectively assume some or all of Eddyfi’s liabilities, whether or not currently known. There may be claims, assessments or liabilities that we did not discover or identify in the course of performing due diligence investigations of Eddyfi. In addition, there may be liabilities that are neither probable nor estimable at this time, which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may uncover additional information about Eddyfi that adversely affects our business, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We have incurred, and expect to continue to incur, transaction costs in connection with the Acquisition.

In connection with the Acquisition, we have incurred and may continue to incur costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses and other related charges. These costs and expenses could reduce the benefits and income we expect to achieve from the Acquisition.

The following updates and replaces the risk factor in the 2025 Form 10-K entitled “Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.”

Available insurance coverage, the number of future asbestos-related claims and the average settlement value of current and future asbestos-related claims of certain subsidiaries could be different than current estimates, which could materially and adversely affect our business, financial condition and results of operations.

Certain of our subsidiaries, which were contributed by the Former Parent, Colfax Corporation now known as Enovis Corporation (“Former Parent”), immediately prior to the consummation of the separation from the Former Parent (the “Separation”) and pursuant to the terms of the separation agreement entered into with the Former Parent in connection with the Separation, are among the many defendants named in a large number of lawsuits that claim personal injury as a result of exposure to asbestos from products manufactured or used with components that are alleged to have contained asbestos. Such components were acquired from third-party suppliers and were not manufactured by any of these subsidiaries, nor were these subsidiaries producers or direct suppliers of asbestos. Additionally, pursuant to the definitive purchase agreements related to the sale of the Former Parent’s Fluid Handling (“FH”) and Air and Gas Handling (“AGH”) businesses, the Former Parent and its subsidiaries retained the asbestos-related contingencies and insurance coverage related to these businesses, even though the Former Parent sold the operating assets of its FH and AGH businesses. In connection with the Separation, we agreed to indemnify the Former Parent for, among other things, the retained asbestos-related contingencies and liabilities related to these businesses. See Item 3. “Legal Proceedings” and Part II, Item 8. Note 19, “Commitments and Contingencies” of this Form 10-K. For purposes of our financial statements, we have estimated the future claims exposure and the amount of insurance available based upon certain assumptions with respect to future claims and liability costs. We estimate the liability costs to be incurred in resolving pending and forecasted claims for the next 15-year period as well as the amount of insurance proceeds available for such claims. We reevaluate these estimates regularly. Although we believe our current estimates are reasonable, a change in the time period used for forecasting liability costs, the actual number of future claims brought, the cost of resolving these claims, the likelihood of payment by, and the solvency of, insurers and the amount of remaining insurance available could be substantially different than the estimates, and future revaluation of liabilities and insurance recoveries could result in material adjustments to these estimates, any of which could materially and adversely affect our business, financial condition and results of operations. Our estimates of the amount and duration of defense, settlement and/or judgment costs that we incur with respect to these claims may not be accurate, and can be affected by developments in the proceedings or in other factors affecting our assumptions. For example, in one proceeding the South Carolina Supreme Court recently ruled that a court-appointed receiver could pursue claims against us and other third parties on behalf of a manufacturer whose products allegedly caused or contributed to plaintiffs’ injuries. Although we believe the matter was wrongly decided and the decision does not address whether we have any liability, to which we believe we have appropriate defenses, it allows the receiver’s claims to proceed, requiring us to incur additional legal defense costs from continued proceedings and potentially exposing us to future claims and greater liability than we had previously estimated.

While a portion of our defense, settlement and/or judgment costs have historically been reimbursed by insurers, we also incur legal costs in connection with collection of insurance recoveries from certain of the contributed subsidiaries’ insurers relating to insurance coverage. These costs also may be significant, and difficult to predict. Additionally, we may experience delays in receiving reimbursement from insurers, during which time we may be required to pay cash for settlement or legal defense costs. Any increase in the actual number of future claims brought against us, the costs of defending or resolving these claims, the costs of pursuing claims against our insurers, the likelihood and timing of payment by, and the solvency of, insurers and the amount of remaining insurance available, could materially and adversely affect our business, financial condition and results of operations. See Item 3. ”Legal Proceedings” of this Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

On May 13, 2026, Ms. Michele Campion, Chief Human Resources Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 3,050 shares of Company Common stock between August 13, 2026 and May 7, 2027, subject to certain conditions.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series A Mandatory Convertible Preferred Stock of ESAB Corporation filed on June 1, 2026 (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 8-K filed on June 2, 2026).

4.1	Certificate of Series A Mandatory Convertible Preferred Stock (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2026).

10.1	Registration Rights Agreement among the Company and purchasers of Common Shares (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2026).

10.2	Registration Rights Agreement among the Company and purchasers of Series A Mandatory Convertible Preferred Stock (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed on June 2, 2026).

10.3#	Form of Performance Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2026 is formatted in Inline XBRL (included as Exhibit 101).
# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	August 6, 2026

/s/ R. Brent Jones	Executive Vice President and Chief Financial Officer
R. Brent Jones	(Principal Financial Officer)	August 6, 2026

/s/ Julie Han	Controller and Chief Accounting Officer
Julie Han	(Principal Accounting Officer)	August 6, 2026