Form 10-Q
period 2026-10-02
ESAB Corp
filed 2026-11-04
CIK 1877322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2026
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 22, 2026, there were 62,176,227 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales	$824,521	$727,845	$2,377,745	$2,121,569
Cost of sales	500,878	458,545	1,471,779	1,331,020
Gross profit	323,643	269,300	905,966	790,549
Selling, general and administrative expense	220,382	158,335	605,023	454,756
Restructuring and other related charges	11,329	4,347	39,807	10,236
Operating income	91,932	106,618	261,136	325,557
Interest expense and other, net	36,511	23,584	92,711	61,365
Income from continuing operations before income taxes	55,421	83,034	168,425	264,192
Income tax expense	13,261	17,694	38,073	56,476
Net income from continuing operations	42,160	65,340	130,352	207,716
Loss from discontinued operations, net of taxes	(1,885)	(8,819)	(6,852)	(13,259)
Net income	40,275	56,521	123,500	194,457
Income attributable to noncontrolling interest, net of taxes	(1,353)	(1,674)	(4,580)	(5,364)
Net income attributable to ESAB Corporation	38,922	54,847	118,920	189,093
Mandatory convertible preferred stock dividends	(2,843)	—	(4,233)	—
Net income attributable to common stockholders	$36,079	$54,847	$114,687	$189,093
Earnings (loss) per share – basic
Income from continuing operations	$0.61	$1.05	$1.97	$3.33
Loss on discontinued operations	(0.03)	(0.15)	(0.11)	(0.22)
Net income per share – basic	$0.58	$0.90	$1.86	$3.11
Earnings (loss) per share – diluted
Income from continuing operations	$0.61	$1.04	$1.96	$3.29
Loss on discontinued operations	(0.03)	(0.14)	(0.11)	(0.22)
Net income per share – diluted	$0.58	$0.90	$1.85	$3.07

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income	$40,275	$56,521	$123,500	$194,457
Other comprehensive (loss) income:
Foreign currency translation, net of tax expense (benefit) of $4,168, $947, $6,792 and $(10,625)	(15,258)	(6,087)	(26,126)	175,461
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax benefit of $—, $—, $— and $(497)	—	—	—	(1,816)
Defined benefit pension and other post-retirement plan activity, net of tax expense of $87, $50, $261 and $158	164	250	513	773
Other comprehensive (loss) income	(15,094)	(5,837)	(25,613)	174,418
Comprehensive income	25,181	50,684	97,887	368,875
Comprehensive income attributable to noncontrolling interest	(1,063)	(348)	(2,227)	(4,418)
Comprehensive income attributable to ESAB Corporation	$24,118	$50,336	$95,660	$364,457

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED BALANCE SHEETS
Dollars in thousands, except share and per share amounts
(Unaudited)

	October 2, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,648	$185,863
Trade receivables, less allowance for credit losses of $21,992 and $21,765	551,661	451,298
Inventories, net	570,162	481,765
Prepaid expenses	80,106	66,103
Other current assets	103,695	76,876
Total current assets	1,494,272	1,261,905
Property, plant and equipment, net	387,536	381,876
Goodwill	2,738,125	1,949,702
Intangible assets, net	1,352,690	673,006
Lease assets - right of use	139,281	113,310
Other assets	383,307	386,295
Total assets	$6,495,211	$4,766,094

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$9,357	$2,412
Accounts payable	398,984	360,391
Accrued liabilities	368,219	301,986
Total current liabilities	776,560	664,789
Long-term debt	2,319,712	1,232,540
Other liabilities	793,326	657,236
Total liabilities	3,889,598	2,554,565
Equity:
Preferred stock - $0.001 par value - 20,000,000 shares authorized:
6.50% Series A Mandatory Convertible Preferred Stock, 175,000 shares issued and outstanding at October 2, 2026; no shares issued or outstanding at December 31, 2025	171,097	—
Common stock - $0.001 par value - 600,000,000 shares authorized, 62,175,585 and 60,721,079 shares outstanding as of October 2, 2026 and December 31, 2025, respectively	62	61
Additional paid-in capital	2,057,487	1,904,889
Retained earnings	894,387	800,806
Accumulated other comprehensive loss	(562,976)	(539,716)
Total ESAB Corporation equity	2,560,057	2,166,040
Noncontrolling interest	45,556	45,489
Total equity	2,605,613	2,211,529
Total liabilities and equity	$6,495,211	$4,766,094

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY
Dollars in thousands, except share and per share amounts
(Unaudited)

	Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	60,721,079	$61	$1,904,889	$800,806	$(539,716)	$45,489	$2,211,529
Net income	—	—	—	—	—	47,644	—	1,593	49,237
Common stock dividends declared ($0.10 per share)	—	—	—	—	—	(6,107)	—	—	(6,107)
Distributions to noncontrolling owners	—	—	—	—	—	—	—	(1,117)	(1,117)
Other comprehensive loss, net of tax expense of $2,984	—	—	—	—	—	—	(17,297)	(1,087)	(18,384)
Common stock-based award activity	—	—	160,478	—	510	—	—	—	510
Balance at April 3, 2026	—	—	60,881,557	61	1,905,399	842,343	(557,013)	44,878	2,235,668
Net income	—	—	—	—	—	32,354	—	1,634	33,988
Common stock dividends declared ($0.12 per share)	—	—	—	—	—	(7,498)	—	—	(7,498)
Other comprehensive income, net of tax benefit of $186	—	—	—	—	—	—	8,841	(976)	7,865
Common stock-based award activity	—	—	31,857	—	4,690	—	—	—	4,690
Issuance of mandatory convertible preferred stock, net	175,000	171,097	—	—	—	—	—	—	171,097
Mandatory convertible preferred stock dividends	—	—	—	—	—	(1,390)	—	—	(1,390)
Issuance of Common stock, net	—	—	1,254,255	1	139,796	—	—	—	139,797
Balance at July 3, 2026	175,000	171,097	62,167,669	62	2,049,885	865,809	(548,172)	45,536	2,584,217
Net income	—	—	—	—	—	38,922	—	1,353	40,275
Common stock dividends declared ($0.12 per share)	—	—	—	—	—	(7,501)	—	—	(7,501)
Distributions and purchases relating to noncontrolling owners	—	—	—	—	—	—	—	(1,043)	(1,043)
Other comprehensive loss, net of tax expense of $4,255	—	—	—	—	—	—	(14,804)	(290)	(15,094)
Common stock-based award activity	—	—	7,916	—	7,602	—	—	—	7,602
Mandatory convertible preferred stock dividends	—	—	—	—	—	(2,843)	—	—	(2,843)
Balance at October 2, 2026	175,000	$171,097	62,175,585	$62	$2,057,487	$894,387	$(562,976)	$45,556	$2,605,613

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF EQUITY — (Continued)
Dollars in thousands, except share and per share amounts
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	60,517,574	$61	$1,901,337	$597,180	$(729,574)	$39,245	$1,808,249
Net income	—	—	—	67,363	—	2,469	69,832
Common stock dividends declared ($0.08 per share)	—	—	—	(4,868)	—	—	(4,868)
Distributions to noncontrolling owners	—	—	—	—	—	(1,168)	(1,168)
Other comprehensive income, net of tax benefit of $4,808	—	—	—	—	77,717	118	77,835
Common stock-based award activity	105,162	—	512	—	—	—	512
Balance at April 4, 2025	60,622,736	61	1,901,849	659,675	(651,857)	40,664	1,950,392
Net income	—	—	—	66,883	—	1,221	68,104
Common stock dividends declared ($0.10 per share)	—	—	—	(6,091)	—	—	(6,091)
Distributions to noncontrolling owners	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of tax benefit of $7,153	—	—	—	—	102,158	262	102,420
Common stock-based award activity	74,050	—	(3,048)	—	—	—	(3,048)
Balance at July 4, 2025	60,696,786	61	1,898,801	720,467	(549,699)	42,141	2,111,771
Net income	—	—	—	54,847	—	1,674	56,521
Common stock dividends declared ($0.10 per share)	—	—	—	(6,088)	—	—	(6,088)
Distributions to noncontrolling owners	—	—	—	—	—	3,590	3,590
Other comprehensive loss, net of tax expense of $997	—	—	—	—	(4,511)	(1,326)	(5,837)
Common stock-based award activity	12,954	—	2,070	—	—	—	2,070
Balance at October 3, 2025	60,709,740	$61	$1,900,871	$769,226	$(554,210)	$46,079	$2,162,027

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities:
Net income	$123,500	$194,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	92,971	58,731
Net gain on sale of property, plant and equipment	(81)	(5,697)
Stock-based compensation expense	18,467	12,542
Deferred income tax benefit	(21,989)	(7,707)
Amortization of debt issuance costs	8,930	1,882
Changes in operating assets and liabilities:
Trade receivables, net	(45,481)	(50,381)
Inventories, net	(47,321)	(28,924)
Accounts payable	33,075	(9,893)
Other operating assets and liabilities	(9,054)	(1,496)
Net cash provided by operating activities	153,017	163,514
Cash flows from investing activities:
Purchases of property, plant and equipment	(49,700)	(27,654)
Proceeds from sale of property, plant and equipment	735	4,731
Acquisitions, net of cash received	(1,469,372)	(439,669)
Other investing	—	539
Net cash used in investing activities	(1,518,337)	(462,053)
Cash flows from financing activities:
Proceeds from issuance of Preferred stock, net	171,097	—
Proceeds from issuance of Common stock, net	139,796	—
Proceeds from borrowings on Senior Notes	1,000,000	—
Repayments of borrowings on Term Loans	—	(10,000)
Proceeds from borrowings on revolving credit facilities and other	1,021,894	359,591
Repayments of borrowings on revolving credit facilities and other	(917,937)	(90,442)
Payment of debt issuance costs	(17,717)	—
Payment of dividends	(19,690)	(15,821)
Payment of preferred dividends	(1,390)	—
Distributions to noncontrolling interest holders	(2,160)	(3,057)
Other financing	(5,687)	(13,008)
Net cash provided by financing activities	1,368,206	227,263
Effect of foreign exchange rates on Cash and cash equivalents	(101)	40,137
Increase (decrease) in Cash and cash equivalents	2,785	(31,139)
Cash and cash equivalents, beginning of period	185,863	249,358
Cash and cash equivalents, end of period	$188,648	$218,219

See Notes to Consolidated and Condensed Financial Statements.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation

Founded in 1904, ESAB Corporation (“ESAB” or the “Company”) is a focused premier industrial compounder providing technologies that enable the fabrication, control, inspection and monitoring of critical products and infrastructure. The portfolio includes welding and cutting systems, consumables, gas control equipment, automation and robotics, digital software and advanced inspection technologies across a variety of sectors. The Company’s rich history of innovative products, workflow solutions and its business management system, ESAB Business Excellence with AI (“EBXai”), enables the Company’s purpose of Shaping the world we imagineTM. The Company conducts its operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific.

The Company’s fiscal year ends December 31. The Company’s third quarter ends on the last business day of the 13th complete week after the end of the prior quarter. As used herein, the third quarter results for 2026 and 2025 refer to the 13-week periods ended October 2, 2026 and October 3, 2025, respectively.

Eddyfi Acquisition

On June 1, 2026, ESAB completed its previously announced acquisition of Eddyfi Holding Inc. (“Eddyfi”), a global leader in advanced inspection and monitoring technologies, incorporated under the laws of the Province of Québec. See Note 3, “Acquisitions” for further information.

Russia and Ukraine Conflict

The invasion of Ukraine by Russia and the sanctions imposed in response have increased the level of economic and political uncertainty. While ESAB continues to closely monitor the situation and evaluate options, the Company is meeting current contractual obligations while addressing applicable laws and regulations. For the three and nine months ended October 2, 2026, Russia represented approximately 5% of the Company’s Net sales and contributed $1.5 million and $1.4 million to the Company’s Net income, respectively. Russia also has approximately 4% of the Company’s total net assets as of October 2, 2026, including approximately $51 million of Cash and cash equivalents that have been, and may continue to be, subject to delays in withdrawing from Russia, based upon the current environment at that time. In case of the disposition of the Russia business, a portion of goodwill would need to be allocated and disposed of at the relative fair value attributable to the Russia business. Russia has a cumulative translation loss of approximately $110 million as of October 2, 2026, which would be realized upon a transition out. The Company is closely monitoring developments in Ukraine and Russia. Changes in laws and regulations or other factors impacting the Company’s ability to fulfill contractual obligations could have an adverse effect on the results of operations and cash flows.

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

In the normal course of business, the Company incurs research and development costs related to new product development, which are expensed as incurred and included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations. Research and development costs were $13.7 million and $39.5 million during the three and nine months ended October 2, 2026, respectively, and $10.5 million and $31.1 million for the three and nine months ended October 3, 2025, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects, nor do they include costs related to securing third party product rights. The Company expects to continue making significant expenditures for research and development to maintain and improve its competitive positions.

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

Cash used in operating activities related to discontinued operations was $3.7 million and $15.5 million for the three and nine months ended October 2, 2026, respectively, and $3.6 million and $10.8 million for the three and nine months ended October 3, 2025, respectively.

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

For the three and nine months ended October 2, 2026, the Acquisition added $62.8 million and $84.3 million, respectively, to Net sales.

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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition:

Cash and cash equivalents	$24,673
Trade receivables	60,002
Inventories	49,544
Goodwill	811,170
Intangible assets(3)	752,001
Deferred income taxes(3)	(179,054)
Other, net(1)(2)	(30,453)
$1,487,883

(1) Includes current and non-current amounts.
(2) Includes approximately $40 million of Lease assets - right of use and lease liability.
(3) During the three months ended October 2, 2026, as the Company continued its purchase price allocation analysis, it increased the preliminary fair value of acquired intangible assets and related deferred income taxes by approximately $17 million and $22 million, respectively.

Goodwill arises because purchase price exceeds fair value of acquired identifiable net assets due to anticipated future earnings and cash flow potential of the acquired businesses; prevailing market multiples applied to earnings and cash flows in comparable transactions; the competitive nature of the acquisition process; the strategic benefits of accelerating market entry or enhancing existing product offerings without incurring the time, cost and risk associated with internal development; and the complementary fit and expected synergies these businesses contribute to the Company’s existing operations. The Company preliminarily recorded $811.2 million of goodwill related to Eddyfi, none of which is expected to be deductible for income tax purposes. This has been allocated across the Company's reportable segments based on the geographic location of the entity, with $713.4 million allocated to the Americas segment and $97.8 million allocated to the EMEA & APAC segment.

The following summarizes the preliminary estimated fair value of significant, identifiable intangible assets acquired, excluding goodwill, as of June 1, 2026:

	Intangible Asset	Amortization Period
	(in thousands)	(years)
Customer relationships	$580,000	12-16
Trade names	64,000	5-18
Technology	90,000	11
Backlog	18,001	2
	$752,001

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Pro forma financial information

The Acquisition was accounted for as a business combination using the acquisition method of accounting and accordingly the Consolidated and Condensed Financial Statements include the financial position and results of operations from the date of the Acquisition. The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred as of January 1, 2025. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(in thousands)
Net sales	$824,521	$780,389	$2,474,386	$2,279,907
Net income attributable to common stockholders	36,079	30,553	84,965	124,434

The pro forma combined historical results for the three and nine months ended October 2, 2026 and October 3, 2025 were adjusted for the following: a reduction of interest and other financing expenses as a result of the repayment of outstanding indebtedness of Eddyfi; an increase in interest and other financing expenses as a result of the debt incurred by ESAB for the purpose of financing the Acquisition; the inclusion of the MCPS (as described and defined in Note 12, “Equity”) dividend at a rate of 6.50% per annum; an increase in amortization expense due to the intangible assets and inventory fair value step-up recorded. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by ESAB or Eddyfi or any cost savings or other synergies that resulted or may result from the Acquisition.

Acquisition-related transaction costs

The Company incurred approximately $1 million and $24 million of acquisition-related transaction costs related to all acquisition activity in the three and nine months ended October 2, 2026, respectively. These costs were recorded in Selling, general and administrative expense in the Consolidated and Condensed Statements of Operations.

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

4. Revenue

The Company’s portfolio includes welding and cutting systems, consumables, gas control equipment, automation and robotics, digital software and advanced inspection technologies across a variety of sectors. Substantially all revenue is recognized at a point in time. The Company disaggregates its revenue into the following product groups:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(in thousands)
Equipment	$350,520	$249,948	$928,268	$714,375
Consumables	474,001	477,897	1,449,477	1,407,194
	$824,521	$727,845	$2,377,745	$2,121,569

The sales mix in the above table is relatively consistent across both reportable segments. The consumables product grouping generally has less production complexity and shorter production cycles than equipment products.
Given the nature of our business, the total amount of unsatisfied performance obligations with an original contract duration of greater than one year as of October 2, 2026 is immaterial. In some circumstances, customers are billed in advance of revenue recognition, resulting in contract liabilities. As of December 31, 2025 and December 31, 2024, total contract liabilities were $19.7 million and $26.4 million, respectively, and were included in Accrued liabilities on the Consolidated and Condensed Balance Sheets. During the three and nine months ended October 2, 2026, revenue recognized that was included in the contract liabilities balance at the beginning of the year was $3.2 million and $15.5 million, respectively. During the three and nine months ended October 3, 2025, revenue recognized that was included in the contract liabilities balance at the beginning of the

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

year was $1.9 million and $15.5 million, respectively. As of October 2, 2026 and October 3, 2025, total contract liabilities were $33.1 million and $27.2 million, respectively.

Allowance for Credit Losses

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended October 2, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs and Deductions	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Allowance for credit losses	$21,765	$1,590	$(2,863)	$1,500	$21,992

5. Earnings per Share from Continuing Operations

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities. The Company allocates earnings to participating securities and computed earnings per share using the two-class method as per the table below. For the three and nine months ended October 2, 2026 and October 3, 2025 no options to purchase shares were excluded from the diluted earnings per share calculation as their inclusion would have been anti-dilutive.

The impact of the MCPS (as described and defined in Note 12, “Equity”) calculated under the if-converted method was anti-dilutive, and as such, shares underlying the MCPS were excluded from the diluted earnings per share calculation for the three and nine months ended October 2, 2026.

The market-based stock price condition applicable to the Performance Option Awards (as described and defined in Note 12, “Equity”) had not been satisfied, and accordingly no shares were contingently issuable under the Performance Option Awards for purposes of the diluted earnings per share calculation. As a result, 2.4 million shares underlying the Performance Option Awards had no effect on, and were excluded from, the diluted earnings per share calculation for the three and nine months ended October 2, 2026.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Information related to the calculation of net earnings per share is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands, except share and per share data)
Computation of earnings per share from continuing operations – basic:
Income from continuing operations attributable to ESAB Corporation(1)	$40,807	$63,666	$125,772	$202,352
Distributed and undistributed earnings allocated to non-vested shares	(211)	(131)	(644)	(546)
Mandatory convertible preferred stock dividends	(2,843)	—	(4,233)	—
Income from continuing operations attributable to common stockholders	$37,753	$63,535	$120,895	$201,806
Weighted-average shares of Common stock outstanding – basic	62,170,428	60,703,560	61,428,536	60,668,678
Income per share from continuing operations – basic	$0.61	$1.05	$1.97	$3.33

Computation of earnings per share from continuing operations – diluted:
Income from continuing operations attributable to common stockholders	$37,753	$63,535	$120,895	$201,806
Weighted-average shares of Common stock outstanding – basic	62,170,428	60,703,560	61,428,536	60,668,678
Net effect of potentially dilutive securities(2)	223,294	534,781	334,848	608,723
Weighted-average shares of Common stock outstanding – dilution	62,393,722	61,238,341	61,763,384	61,277,401
Net income per share from continuing operations – diluted	$0.61	$1.04	$1.96	$3.29

(1) Net income from continuing operations attributable to ESAB Corporation for the respective periods is calculated using Net income from continuing operations, less Income attributable to noncontrolling interest, net of taxes, of $1.4 million and $4.6 million for the three and nine months ended October 2, 2026, respectively, and $1.7 million and $5.4 million for the three and nine months ended October 3, 2025, respectively.
(2) Potentially dilutive securities include stock options, performance-based restricted stock units and non-performance-based restricted stock units.

6. Income Taxes

During the three and nine months ended October 2, 2026, Income from continuing operations before income taxes was $55.4 million and $168.4 million, respectively, while Income tax expense was $13.3 million and $38.1 million, respectively. The effective tax rate was 23.9% and 22.6% for the three and nine months ended October 2, 2026, respectively. The effective tax rate differed from the 2026 U.S. federal statutory rate of 21.0% primarily due to the tax effects related to the Eddyfi transaction.

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

7. Inventories, Net

Inventories, net consisted of the following:

	October 2, 2026	December 31, 2025
	(In thousands)
Raw materials	$210,346	$173,458
Work in process	49,963	40,033
Finished goods	345,969	307,517
	606,278	521,008
Allowance for excess, slow-moving and obsolete inventory	(36,116)	(39,243)
	$570,162	$481,765

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Accrued and Other Liabilities

Accrued and Other liabilities in the Consolidated and Condensed Balance Sheets consisted of the following:

	October 2, 2026		December 31, 2025
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Accrued taxes and deferred tax liabilities	$66,857	$341,871	$53,728	$182,898
Compensation and related benefits	87,131	49,415	68,535	52,706
Asbestos liability	43,206	248,828	42,242	269,829
Contract liabilities	33,098	—	19,663	—
Lease liabilities	24,779	113,310	22,081	88,141
Warranty liability	12,854	—	12,573	—
Third-party commissions	16,209	—	19,371	—
Restructuring liability	8,281	351	17,297	319
Accrued interest	19,959	—	8,570	—
Dividends payable	10,351	—	6,098	—
Other	45,494	39,551	31,828	63,343
	$368,219	$793,326	$301,986	$657,236

Accrued Warranty Liability
A summary of the activity in the Company’s warranty liability included in Accrued liabilities in the Company’s Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended
	October 2, 2026	October 3, 2025
	(In thousands)
Warranty liability, beginning of period	$12,573	$12,794
Accrued warranty expense	7,231	6,526
Changes in estimates related to pre-existing warranties	1,427	906
Cost of warranty service work performed	(8,681)	(9,102)
Foreign exchange translation effect and other	304	2,201
Warranty liability, end of period	$12,854	$13,325

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities and Other liabilities in the Consolidated and Condensed Balance Sheets is as follows:

	Nine Months Ended October 2, 2026
	Balance at Beginning of Period	Charges	Payments	Foreign Currency Translation and Other	Balance at End of Period
	(In thousands)
Americas:
Termination benefits(1)	$8,827	$2,751	$(6,438)	$(1,074)	$4,066
Facility closure costs and other(2)	1,677	25,420	(25,644)	(418)	1,035
Subtotal	10,504	28,171	(32,082)	(1,492)	5,101
Non-cash charges(2)		10,196
		38,367
EMEA & APAC:
Termination benefits(1)	6,223	(285)	(4,472)	1,195	2,661
Facility closure costs and other(2)	889	1,725	(2,153)	409	870
Subtotal	7,112	1,440	(6,625)	1,604	3,531
Non-cash charges		—
		1,440

Total	$17,616	29,611	$(38,707)	$112	$8,632
Non-cash charges(2)		10,196
Total Provision		$39,807

(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.

9. Debt

The following table shows the components of the Company’s debt:

	October 2, 2026	December 31, 2025
	(In thousands)
Term loans	$350,000	$350,000
Senior unsecured notes	1,700,000	700,000
Revolving credit facility	290,000	185,000
Other debt	7,041	8,215
Total debt	2,347,041	1,243,215
Current portion of debt	(9,357)	(2,412)
Unamortized deferred financing fees	(17,972)	(8,263)
Long-term debt	$2,319,712	$1,232,540

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

On March 26, 2026, the Company issued $1.0 billion in aggregate principal amount of 5.625% senior notes due 2031 (the “2031 Senior Notes” and, together with the 2029 Senior Notes, the “Senior Notes”) governed by an indenture (the “2031 Indenture” and together with the 2029 Indenture, the “Indentures”). The 2031 Senior Notes have a contractual maturity interest rate of 5.625% and maturity date of April 1, 2031. The Company used $240 million of the net proceeds to pay down the revolving line of credit and used the remaining net proceeds from the sale of the 2031 Senior Notes to pay a portion of the acquisition price of Eddyfi and associated costs and expenses. Refer to Note 3, “Acquisitions” for additional information. The Indentures also provide for certain optional or mandatory redemptions or prepayments in other circumstances, none of which are currently expected by management as of October 2, 2026.

The A&R Credit Agreement and the Indentures contain customary covenants. These covenants limit the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments or pay dividends. In addition, the A&R Credit Agreement requires that the Company maintains certain financial covenants and the Company was in compliance with all of its debt covenants as of October 2, 2026. The A&R Credit Agreement and the Indentures contain various events of default (including failure to comply with the covenants under the A&R Credit Agreement) and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Term Loan A Facility, Senior Notes and the Revolving Facility. Certain United States subsidiaries of the Company have agreed to guarantee the obligations of the Company under the A&R Credit Agreement and Senior Notes.

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

As of October 2, 2026, the weighted-average interest rate of borrowings under the A&R Credit Agreement and Indentures was 5.40%, including the net impact from the cross-currency swaps and excluding accretion of deferred financing fees, and there was $760 million of borrowing capacity available under the Revolving Facility, subject to the Company meeting financial covenants and other requirements.

Bridge Loan Commitment Letter

On January 31, 2026, the Company entered into a commitment letter with JPMorgan Chase Bank, N.A. to provide a $1.0 billion aggregate principal senior unsecured bridge term loan facility (the “Bridge Loan”) to fund the Acquisition and

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

related fees and expenses. On March 26, 2026, following the issuance of the 2031 Senior Notes, the Company terminated the Bridge Loan. The Company never drew down on the Bridge Loan and paid $4.8 million for customary upfront fees related to the Bridge Loan that were expensed through Interest expense and other, net upon termination of the Bridge Loan.

Other Indebtedness

In addition to the debt agreements discussed above, the Company also has the ability to incur $72.6 million of indebtedness pursuant to certain uncommitted credit lines, consisting of a $50.0 million uncommitted credit line and a €20.0 million uncommitted credit line. The Company has used these facilities from time to time in the past for short-term working capital needs.

The Company is party to letter of credit facilities with an aggregate capacity of $116.8 million. Total letters of credit of $53.6 million were outstanding under these facilities, resulting in $63.2 million of remaining available capacity as of October 2, 2026.

Deferred Financing Fees

The Company had total deferred financing fees of $21.3 million included in its Consolidated and Condensed Balance Sheets as of October 2, 2026, which will be charged to Interest expense and other, net, over the term of the related debt instruments. The costs associated with the Term Loan A Facility and Senior Notes noted above will be amortized over the contractual term of the related facility. Of the $21.3 million, $3.3 million of deferred financing fees relating to the Revolving Facility are included in Other assets and $18.0 million of deferred financing fees relating to the Term Loan A Facility and Senior Notes are recorded as a contra-liability within Long-term debt. The deferred financing fees related to the 2031 Senior Notes make up $11.6 million of the $18.0 million.

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

The Company is subject to the credit risk of counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with an individual counterparty was considered significant as of October 2, 2026. The Company does not expect any counterparties to fail to meet their obligations. The Company records derivatives in the Consolidated and Condensed Balance Sheets at fair value.

Net Investment Hedges

In 2024, the Company entered into six cross-currency swap agreements with a maturity date of October 15, 2026, to partially hedge its net investment in its Euro-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Euro. The cross-currency swap agreements included provisions to exchange fixed-rate payments in U.S. Dollar for fixed-rate payments in Euro and were designated and qualified as a net investment hedge. These contracts had a Euro aggregate notional amount of approximately €360 million and a U.S. Dollar aggregate notional amount of approximately $375 million.

Prior to the maturity of these six cross-currency swaps, on August 20, 2026, the Company de-designated these swaps and entered into eight new cross-currency swaps. These contracts had an aggregate notional amount of approximately €639 million and a U.S. Dollar aggregate notional amount of approximately $700 million. Of these aggregate notional amounts, approximately $420 million is set to mature in October 2027 and $280 million is set to mature in October 2028. These swaps are designated and accounted for as a net investment hedge.

The changes in the spot rate of these instruments are recorded in Accumulated Other Comprehensive Loss (“AOCL”) in equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in AOCL. The Company uses the spot method of assessing hedge effectiveness and as such, the initial value of the hedge components excluded from the assessment of effectiveness is recognized in the Interest expense and other, net line item

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

in the Consolidated and Condensed Statements of Operations under a systematic and rational method over the life of the cross-currency swap agreements. Any ineffective portions of net investment hedges are reclassified from AOCL into earnings during the period of change. Due to the de-designation transaction above on August 20, 2026, the Company will keep the balance in AOCL related to the original derivative for the duration that the investment is held. The Company did not have any ineffectiveness related to net investment hedges during the nine months ended October 2, 2026.

The cash inflows and outflows associated with the excluded components of the Company’s cross-currency swap agreements designated as net investment hedges are classified in operating activities in the accompanying Consolidated and Condensed Statements of Cash Flows. The cash inflows and outflows associated with the settlement of the six existing cross-currency swap agreements and entering into eight new cross-currency swap agreements designated as net investment hedges are classified in investing activities in the accompanying Consolidated and Condensed Statements of Cash Flows.

The table below shows the fair value of the derivatives recognized in the Consolidated and Condensed Balance Sheets:

	October 2, 2026		December 31, 2025
Designated as Hedging Instruments	Other Liabilities	Other Assets	Other Liabilities	Other Assets
	(In thousands)
Cross-currency swap agreements	$22,372	$—	$48,778	$—

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign currency contracts that are not designated as hedges. As of October 2, 2026 and December 31, 2025, the Company had foreign currency contracts related to purchases and sales with notional values of $146.6 million and $105.2 million, respectively.

The table below shows the fair value of derivative instruments not designated in a hedging relationship recognized in the Consolidated and Condensed Balance Sheets:

	October 2, 2026		December 31, 2025
Not Designated as Hedging Instruments	Accrued Liabilities	Other Current Assets	Accrued Liabilities	Other Current Assets
	(In thousands)
Foreign currency contracts	$2,848	$—	$183	$780

The amounts in the table above as of October 2, 2026 and December 31, 2025 reflect the fair value of the Company’s foreign currency contracts on a net basis where allowable under master netting agreements. Had these amounts been recognized on a gross basis, the impact would have been insignificant to Other current assets and Accrued liabilities.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s assets and liabilities that are measured at fair value for each fair value hierarchy level for the periods presented is as follows:

	October 2, 2026				December 31, 2025
	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three	Total
	(In thousands)
Assets:
Cash equivalents	$19,162	$—	$—	$19,162	$11,965	$—	$—	$11,965
Foreign currency contracts	—	139	—	139	—	857	—	857
Deferred compensation plans	—	6,809	—	6,809	—	7,214	—	7,214
	$19,162	$6,948	$—	$26,110	$11,965	$8,071	$—	$20,036

Liabilities:
Foreign currency contracts	$—	$2,987	$—	$2,987	$—	$260	$—	$260
Cross-currency swap agreements	—	22,372	—	22,372	—	48,778	—	48,778
Deferred compensation plans	—	6,809	—	6,809	—	7,214	—	7,214
	$—	$32,168	$—	$32,168	$—	$56,252	$—	$56,252

The Company measures the fair value of foreign currency contracts and cross-currency swap agreements using Level Two inputs based on observable spot and forward rates in active markets. Additionally, the fair value of derivatives designated in hedging relationships includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. For the nine months ended October 2, 2026, the impact of the credit valuation adjustment on the Company’s derivatives is immaterial. Refer to Note 10, “Derivatives” for additional information. There were no transfers in or out of Level One, Two or Three during the nine months ended October 2, 2026.

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

Performance-Based Stock Option Awards

On June 10, 2026 and July 1, 2026, the Company granted performance-based non-qualified stock option awards (the “Performance Option Awards”) covering an aggregate of 2,394,496 shares of Common stock under the Company’s Amended and Restated 2022 Omnibus Incentive Plan. The June 10, 2026 awards covering 2,336,440 shares have an exercise price of $82.92 per share, equal to the closing price of the Company’s Common stock on that date, and a seven-year contractual term expiring June 9, 2033. The July 1, 2026 awards covering 58,056 shares have an exercise price of $93.69 per share, equal to the closing price of the Company’s Common stock on that date, and a seven-year contractual term expiring June 30, 2033. As of October 2, 2026, all 2,394,496 Performance Option Awards were outstanding.

Each Performance Option Award is divided into three equal tranches, with vesting contingent upon both a market-based stock price condition and a service condition. The stock price condition requires the Company’s 30-trading-day average closing stock price to equal or exceed $140.00, $170.00 and $200.00 per share for Tranches One, Two and Three, respectively, during the four-year performance period commencing on the second anniversary of the applicable grant date. The shares within each tranche vest ratably across three service vesting dates, being the fourth, fifth and sixth anniversaries of the applicable grant date, provided that the award recipient remains continuously employed by the Company through each such vesting date. Each vesting portion is treated as a separate award for expense recognition purposes, with compensation cost recognized ratably for each tranche over its respective service period. Any tranche for which the applicable stock price hurdle is not achieved during the performance period will be forfeited in full.

Valuation Assumptions

The grant-date fair value of each tranche was estimated using a Monte Carlo simulation model. The June 10, 2026 and July 1, 2026 grants were valued separately as of their respective grant dates using the weighted-average assumptions included in the tables below. The weighted-average grant-date fair value of Performance Option Awards granted during the nine months ended October 2, 2026 was $26.90 per option, with a total aggregate grant-date fair value of $64.4 million.

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Compensation Expense and Unrecognized Cost

During the three and nine months ended October 2, 2026, the Company recognized $2.8 million and $3.5 million, respectively, of stock-based compensation expense related to the Performance Option Awards, included in Selling, general and administrative expense on the Company’s Consolidated and Condensed Statements of Operations.

As of October 2, 2026, total unrecognized compensation cost related to the Performance Option Awards was $60.9 million, which is expected to be recognized over a weighted-average period of approximately 4.7 years over the remaining term.

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

The MCPS was issued on the Acquisition closing date June 1, 2026 and will mandatorily convert into common stock on the mandatory conversion date, which is approximately three years from issuance, unless earlier converted by the holder or upon a fundamental change. The shares accrue cumulative dividends at a rate of 6.50% per annum ($65.00 per share per annum), payable in cash quarterly when, as and if declared. If any Preferred Shares remain outstanding, no dividends may be declared or paid on Common stock or other junior stock unless all accumulated and unpaid dividends on the Preferred Shares have been declared and paid in full.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Fixed Conversion Rates are subject to customary anti-dilution adjustments for stock dividends, share splits and combinations, rights or warrant issuances, certain distributions, cash dividends exceeding $0.10 per share per quarter, and tender or exchange offers. Unless previously converted, each share will automatically convert on the conversion date at a rate ranging from 7.1806 to 8.2576 shares of Common stock, depending on the average market price during the specified settlement period and subject to certain customary anti‑dilution and other protective adjustment provisions. In the aggregate, conversion of all 175,000 shares of Preferred stock would result in the issuance of between approximately 1,256,605 and 1,445,080 shares of Common stock. No fractional shares will be issued; the Company will pay cash in lieu thereof. Holders may elect early conversion at the minimum conversion rate, subject to adjustments for unpaid dividends. The MCPS has a liquidation preference senior to common equity and is not redeemable, except for limited redemptions required to address regulatory ownership restrictions.

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

Accumulated Other Comprehensive Loss

The following tables present the changes in the balances of each component of AOCL including reclassifications out of AOCL for the nine months ended October 2, 2026 and October 3, 2025. All amounts are net of tax and noncontrolling interest, if any.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Total
	(In thousands)
Balance at December 31, 2025	$(51,677)	$(450,325)	$(37,714)	$(539,716)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	110	(29,642)	6,729	(22,803)
Gain on long-term intra-entity foreign currency transactions	—	5,137	—	5,137
Other comprehensive income (loss) before reclassifications	110	(24,505)	6,729	(17,666)
Amounts reclassified from Accumulated other comprehensive loss(1)	369	—	—	369
Net current period Other comprehensive income (loss)	479	(24,505)	6,729	(17,297)
Balance at April 3, 2026	(51,198)	(474,830)	(30,985)	(557,013)
Other comprehensive income before reclassifications:
Foreign currency translation adjustment	47	3,816	2,902	6,765
Gain on long-term intra-entity foreign currency transactions	—	1,994	—	1,994
Other comprehensive income before reclassifications	47	5,810	2,902	8,759
Amounts reclassified from Accumulated other comprehensive loss(1)	82	—	—	82
Net current period Other comprehensive income	129	5,810	2,902	8,841
Balance at July 3, 2026	(51,069)	(469,020)	(28,083)	(548,172)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	150	(29,879)	10,597	(19,132)
Gain on long-term intra-entity foreign currency transactions	—	4,164	—	4,164
Other comprehensive income (loss) before reclassifications	150	(25,715)	10,597	(14,968)
Amounts reclassified from Accumulated other comprehensive loss(1)	164	—	—	164
Net current period Other comprehensive income (loss)	314	(25,715)	10,597	(14,804)
Balance at October 2, 2026	$(50,755)	$(494,735)	$(17,486)	$(562,976)

(1) The amounts on this line within the Net Unrecognized Pension and Other Post-Retirement Benefit Cost column are included in the computation of net periodic benefit cost.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension and Other Post-Retirement Benefit Cost	Foreign Currency Translation Adjustment	Net Investment Hedges	Cash Flow Hedges	Total
	(In thousands)
Balance at December 31, 2024	$(50,352)	$(679,791)	$(1,247)	$1,816	$(729,574)
Other comprehensive (loss) income before reclassifications:
Net actuarial loss	48	—	—	—	48
Foreign currency translation adjustment	(421)	94,613	(15,371)	—	78,821
Gain on long-term intra-entity foreign currency transactions	—	391	—	—	391
Unrealized gain on cash flow hedges	—	—	—	16	16
Other comprehensive (loss) income before reclassifications	(373)	95,004	(15,371)	16	79,276
Amounts reclassified from Accumulated other comprehensive loss(1)(2)	273	—	—	(1,832)	(1,559)
Net current period Other comprehensive (loss) income	(100)	95,004	(15,371)	(1,816)	77,717
Balance at April 4, 2025	(50,452)	(584,787)	(16,618)	—	(651,857)
Other comprehensive (loss) income before reclassifications:
Foreign currency translation adjustment	(431)	117,446	(25,027)	—	91,988
Gain on long-term intra-entity foreign currency transactions	—	9,968	—	—	9,968
Other comprehensive (loss) income before reclassifications	(431)	127,414	(25,027)	—	101,956
Amounts reclassified from Accumulated other comprehensive loss(1)	202	—	—	—	202
Net current period Other comprehensive (loss) income	(229)	127,414	(25,027)	—	102,158
Balance at July 4, 2025	(50,681)	(457,373)	(41,645)	—	(549,699)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(56)	(7,176)	3,244	—	(3,988)
Loss on long-term intra-entity foreign currency transactions	—	(773)	—	—	(773)
Other comprehensive income (loss) before reclassifications	(56)	(7,949)	3,244	—	(4,761)
Amounts reclassified from Accumulated other comprehensive loss(1)	250	—	—	—	250
Net current period Other comprehensive income (loss)	194	(7,949)	3,244	—	(4,511)
Balance at October 3, 2025	$(50,487)	$(465,322)	$(38,401)	$—	$(554,210)

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

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asbestos-related claims activity since December 31 is as follows:

	Nine Months Ended
	October 2, 2026	October 3, 2025
	(Number of claims)
Claims unresolved, beginning of period	14,836	13,758
Claims filed(1)	4,871	3,814
Claims resolved(2)	(4,255)	(3,415)
Claims unresolved, end of period	15,452	14,157

(1) Claims filed include all asbestos claims for which notification has been received or a file has been opened.
(2) Claims resolved include all asbestos claims that have been settled, dismissed or that are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

The Company’s Consolidated and Condensed Balance Sheets included the following amounts related to asbestos-related litigation:

	October 2, 2026	December 31, 2025
	(In thousands)
Long-term asbestos insurance asset(1)	$220,186	$235,361
Long-term asbestos insurance receivable(1)	18,705	16,811
Accrued asbestos liability(2)	43,206	42,242
Long-term asbestos liability(3)	248,828	269,829

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

The Company’s management considers its Chief Operating Decision Maker (“CODM”) to be Shyam Kambeyanda, President, Chief Executive Officer and Director. The Company’s management and CODM evaluate the operating results of each reportable segment, including assessment of profit or loss, performance and allocation of resources, based upon Net sales and Adjusted EBITDA, which represents Net income from continuing operations excluding the impact of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value step up on acquired inventories, depreciation and other amortization and other costs such as compensation expense related to the Performance Option Awards. Segment results reflect the allocation of overhead costs, which primarily consist of Selling, general and administrative expense.

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Net sales:
Americas	$337,379	$292,729	$941,628	$856,123
EMEA & APAC	487,142	435,116	1,436,117	1,265,446
	$824,521	$727,845	$2,377,745	$2,121,569
Cost of sales:
Americas	$198,046	$180,572	$564,458	$522,738
EMEA & APAC	302,832	277,973	907,321	808,282
	$500,878	$458,545	$1,471,779	$1,331,020
Allocated operating expense:
Americas	$16,781	$13,878	$45,537	$41,395
EMEA & APAC	24,232	23,256	69,379	74,415
	$41,013	$37,134	$114,916	$115,810
Other operating expense:
Americas	$55,395	$41,024	$144,436	$123,452
EMEA & APAC	68,218	51,644	199,665	134,392
	$123,613	$92,668	$344,101	$257,844
Adjusted EBITDA(1):
Americas	$67,157	$57,255	$187,197	$168,538
EMEA & APAC	91,860	82,243	259,752	248,357
	$159,017	$139,498	$446,949	$416,895
Depreciation, amortization and other impairment charges:
Americas	$25,418	$8,998	$47,025	$25,846
EMEA & APAC	15,817	12,887	45,946	32,885
	$41,235	$21,885	$92,971	$58,731
Capital expenditures:
Americas	$8,571	$4,218	$20,190	$12,334
EMEA & APAC	9,681	6,962	29,510	15,320
	$18,252	$11,180	$49,700	$27,654

(1) Adjusted EBITDA is reconciled to Net income from continuing operations in the table that follows.

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Net income from continuing operations	$42,160	$65,340	$130,352	$207,716
Income tax expense	13,261	17,694	38,073	56,476
Interest expense and other, net	36,511	23,584	92,711	61,365
Restructuring and other related charges(1)	11,329	4,347	39,807	10,236
Acquisition - amortization and other related charges(2)	39,917	16,489	104,019	47,682
Depreciation and other amortization	12,683	12,044	38,143	33,420
Other(3)	3,156	—	3,844	—
Adjusted EBITDA	$159,017	$139,498	$446,949	$416,895

(1) Includes severance and other termination benefits, including outplacement services, as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $8.8 million and $43.9 million for the three and nine months ended October 2, 2026, respectively, and $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $31.2 million and $60.1 million for the three and nine months ended October 2, 2026, respectively, and $10.3 million and $27.3 million for the three and nine months ended October 3, 2025, respectively.
(3) Includes the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program totaling $2.8 million and $3.5 million for the three and nine months ended October 2, 2026, respectively. Refer to Note 12, “Equity” for further details on these awards.

The Company’s investments in equity method investees and total assets by segment were as follows:

	October 2, 2026	December 31, 2025
	(In thousands)
Investments in equity method investees:
Americas	$—	$—
EMEA & APAC	29,632	29,558
	$29,632	$29,558
Total assets:
Americas	$3,331,990	$1,717,390
EMEA & APAC	3,163,221	3,048,704
	$6,495,211	$4,766,094

ESAB CORPORATION
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s property, plant and equipment, net by geography were as follows:

	October 2, 2026	December 31, 2025
	(In thousands)
Property, plant and equipment, net(1):
United States	$75,308	$72,617
Czech Republic	71,595	75,028
Germany	43,705	48,245
India	31,233	31,437
Mexico	27,142	23,464
Other foreign countries	138,553	131,085
	$387,536	$381,876

(1) As the Company does not allocate all long-lived assets, specifically intangible assets, to each individual country, evaluation of long-lived assets in total is impracticable.

15. Subsequent Events

The Common stock dividend of $7.5 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at October 2, 2026 was paid on October 16, 2026 to stockholders of record as of October 2, 2026.

The MCPS dividend of $2.8 million included in Accrued liabilities in the Consolidated and Condensed Balance Sheets at October 2, 2026 was paid on October 15, 2026 to stockholders of record as of October 1, 2026.

Subsequent to quarter end, in October 2026, as part of the plan termination process for the Company’s United States Pension Plan, the Company settled obligations for all remaining participants and expects to recognize a non-cash settlement charge of approximately $37 million during the fourth quarter of fiscal year 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of ESAB Corporation (“ESAB,” the “Company,” “we,” “our” and “us”) should be read in conjunction with the Consolidated and Condensed Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). You should review the discussion titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements. Our actual results, outcomes or the timing of results or outcomes could differ materially from those discussed in the forward-looking statements.

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

We are a focused premier industrial compounder. Our rich history of innovative products, workflow solutions and our business system, ESAB Business Excellence with AI (“EBXai”), enables our purpose of Shaping the world we imagineTM. We conduct our operations through two reportable segments. These segments consist of the “Americas,” which includes operations in North America and South America, and “EMEA & APAC,” which includes Europe, the Middle East, India, Africa and Asia Pacific. We serve a global customer base across multiple markets through a combination of direct sales and third-party distribution channels. Our customer base is highly diversified in the industrial end markets.

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

We expect strategic acquisitions to contribute to our growth. We believe that our extensive experience of acquiring and effectively integrating acquisition targets should enable us to capitalize on future opportunities. We believe our recent acquisitions are aligned with this strategic direction. On June 1, 2026, we acquired Eddyfi, a global leader in advanced inspection and monitoring technologies headquartered in Québec, Canada, for consideration of approximately $1.5 billion. For the year ended December 31, 2025, Eddyfi’s revenues totaled approximately $240 million. Refer to Note 3, “Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

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

ESAB operates a diversified global supply chain and sources parts and materials globally. In February 2026, the United States Supreme Court (the “Court”) ruled that the International Emergency Economic Powers Act (“IEEPA”), which the United States administration (the “administration”) relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the United States Court of International Trade ordered the United States Customs and Border

Protection (“CBP”) to process refunds of the IEEPA tariffs. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. The full impact of the Court’s ruling and the administration’s response remains uncertain. The process for addressing requests for refunds of the IEEPA tariffs has begun. We have received IEEPA tariff refunds during the nine months ended October 2, 2026. The actual timing and extent of any future refunds remain uncertain at this time. Accordingly, we have not recorded any IEEPA tariff refund receivables as of October 2, 2026. We continue to actively monitor and evaluate these developments and the potential impacts of trade policy and tariffs on our business, supply chain and results of operations. We maintain operations worldwide, including in the jurisdictions impacted by the announced and contemplated tariffs. Refer to Part I. Item 1.A. “Risk Factors” in our 2025 Form 10-K for additional information. The full impact of the matters noted above on the Company, our customers and suppliers, the overall economy and capital markets remains uncertain.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the three and nine months ended October 2, 2026 and October 3, 2025.

Results of Operations

The following discussion of our Results of Operations addresses the comparison of the periods presented. Our management evaluates the operating results of each of its reportable segments based upon Net sales, Adjusted EBITDA and Core adjusted EBITDA as defined in the “Non-GAAP Measures” section.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the three and nine months ended October 2, 2026 and October 3, 2025 is affected by the following significant factors:

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

The Middle East Conflict

The conflict in the Middle East and the related impacts, such as logistics challenges from the closing of the Strait of Hormuz and the war in Iran, have increased the level of economic and political uncertainty. As reflected in the discussions that follow, these challenges have had a variety of impacts on our results of operations during the nine months ended October 2, 2026, including decreased sales levels and increased inventory costs. Refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Tariffs

The Company continues to actively monitor the changes in United States policy regarding international trade, including the recent progress in reaching or progressing international trade agreements with major counterparties and the IEEPA tariff refunds discussed above. As reflected in the discussions that follow, the United States policy regarding international trade and actions taken in response to it have had a variety of impacts on our results of operations during 2025 and the nine months ended October 2, 2026, including decreased sales levels and increased raw material costs. For additional information on the risks of United States policy regarding international trade to the Company’s operations, refer to Part I. Item 1.A. “Risk Factors” section of the 2025 Form 10-K for additional information.

Acquisitions

We complement our organic growth with acquisitions and other investments. Acquisitions can affect our reported results, and we report the change in our Net sales between periods both from existing and acquired businesses. The change in Net sales due to acquisitions for the periods presented in this filing represents the incremental sales as a result of acquisitions, including the Eddyfi acquisition that was completed on June 1, 2026. For additional information on our acquisitions, refer to Note 3,

“Acquisitions” in the accompanying Notes contained elsewhere in this Form 10-Q and Note 5, “Acquisitions” in the Company’s 2025 Form 10-K.

Foreign Currency Fluctuations

A significant portion of our Net sales, 77% and 78% for the three and nine months ended October 2, 2026, respectively, are outside the United States, with the majority of those sales denominated in currencies other than the U.S. Dollar. Because much of our manufacturing and employee costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant.

For the three months ended October 2, 2026 compared to the three months ended October 3, 2025, fluctuations in foreign currencies increased Net sales by 0.8%, Gross profit by 0.5% and Selling, general and administrative expense by 0.3%.

For the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025, fluctuations in foreign currencies increased Net sales by 2.9%, Gross profit by 2.7% and Selling, general and administrative expense by 2.9%.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that we include in this Form 10-Q because it is a key metric used by our management to assess our operating performance. ESAB presents this non-GAAP financial measure including and excluding Russia due to economic and political volatility caused by the Russia and Ukraine conflict, which we believe results in enhanced investor interest in these alternative presentations. Adjusted EBITDA excludes from Net income from continuing operations the effect of Income tax expense, Interest expense and other, net, Restructuring and other related charges, acquisition transaction, due diligence and integration expenses, amortization of intangibles and fair value step up on acquired inventories, depreciation and other amortization and other costs such as compensation expense related to the performance-based non-qualified stock option awards granted on June 10, 2026 and July 1, 2026 (the “Performance Option Awards”). We also present Adjusted EBITDA margin, which is subject to the same adjustments as Adjusted EBITDA. Further, we present these non-GAAP performance measures on a segment basis subject to the same adjustments described above. We also present Core adjusted EBITDA and Core adjusted EBITDA margin, which are subject to the same adjustments as Adjusted EBITDA and Adjusted EBITDA margin, respectively, and which removes the impact of Russia for the three and nine months ended October 2, 2026 and October 3, 2025. Adjusted EBITDA and Core adjusted EBITDA assist management in comparing our operating performance over time because certain items may obscure underlying business trends and make comparisons of long-term performance difficult, as they are of a nature and/or size that occur with inconsistent frequency or relate to unusual events or discrete restructuring plans and other initiatives that are fundamentally different from our ongoing productivity and core business. Management also believes that presenting these measures allows investors to view our performance using the same measures that we use in evaluating our financial and business performance and trends.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable U.S. GAAP financial measures.

The following tables set forth a reconciliation of Net income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA, Adjusted EBITDA margin, Core adjusted EBITDA and Core adjusted EBITDA margin by segment for the three and nine months ended October 2, 2026 and October 3, 2025.

	Three Months Ended October 2, 2026			Nine Months Ended October 2, 2026
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$42.2			$130.4
Income tax expense			13.3			38.1
Interest expense and other, net			36.5			92.7
Operating income (GAAP)	$23.7	$68.2	$91.9	$81.4	$179.7	$261.1
Adjusted to add:
Restructuring and other related charges(2)	11.1	0.2	11.3	38.4	1.4	39.8
Acquisition-amortization and other related charges(3)	26.0	13.9	39.9	51.9	52.1	104.0
Depreciation and other amortization	5.0	7.7	12.7	13.9	24.2	38.1
Other(4)	1.3	1.9	3.2	1.6	2.3	3.8
Adjusted EBITDA (non-GAAP)	67.2	91.9	159.0	187.2	259.8	446.9
Adjusted EBITDA attributable to Russia (non-GAAP)(5)	—	3.0	3.0	—	5.4	5.4
Core adjusted EBITDA (non-GAAP)	$67.2	$88.9	$156.1	$187.2	$254.3	$441.5
Adjusted EBITDA margin (non-GAAP)	19.9%	18.9%	19.3%	19.9%	18.1%	18.8%
Core adjusted EBITDA margin (non-GAAP)(6)	19.9%	19.8%	19.8%	19.9%	19.2%	19.5%

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
(3) Includes transaction, diligence and integration expenses totaling $8.8 million and $43.9 million for the three and nine months ended October 2, 2026, respectively, and amortization of intangibles and fair value step up on acquired inventories totaling $31.2 million and $60.1 million for the three and nine months ended October 2, 2026, respectively.
(4) Includes the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program totaling $2.8 million and $3.5 million for the three and nine months ended October 2, 2026, respectively. Refer to Note 12, “Equity” in the accompanying Notes contained elsewhere in this Form 10-Q for further details on these awards.
(5) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(6) Net sales were $37.7 million and $110.2 million relating to Russia for the three and nine months ended October 2, 2026, respectively.

	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
	Americas	EMEA & APAC	Total	Americas	EMEA & APAC	Total
	(Dollars in millions)(1)
Net income from continuing operations (GAAP)			$65.3			$207.7
Income tax expense			17.7			56.5
Interest expense and other, net			23.6			61.4
Operating income (GAAP)	$45.3	$61.3	$106.6	$131.0	$194.6	$325.6
Adjusted to add:
Restructuring and other related charges(2)	2.2	2.1	4.3	4.4	5.8	10.2
Acquisition-amortization and other related charges(3)	5.8	10.7	16.5	21.5	26.2	47.7
Depreciation and other amortization	3.9	8.1	12.0	11.7	21.8	33.4
Adjusted EBITDA (non-GAAP)	57.3	82.2	139.5	168.5	248.4	416.9
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	—	6.1	6.1	—	17.1	17.1
Core adjusted EBITDA (non-GAAP)	$57.3	$76.1	$133.4	$168.5	$231.2	$399.8
Adjusted EBITDA margin (non-GAAP)	19.6%	18.9%	19.2%	19.7%	19.6%	19.7%
Core adjusted EBITDA margin (non-GAAP)(5)	19.6%	19.3%	19.4%	19.7%	20.0%	19.9%

(1) Numbers may not sum due to rounding.
(2) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets and other costs in connection with the closure and optimization of facilities and product lines.

(3) Includes transaction, diligence and integration expenses totaling $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively, and amortization of intangibles and fair value step up on acquired inventories totaling $10.3 million and $27.3 million for the three and nine months ended October 3, 2025, respectively.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.
(5) Net sales were $40.4 million and $108.8 million relating to Russia for the three and nine months ended October 3, 2025, respectively.

Total Company

Sales

The following table presents the components of changes in our Net sales for the three and nine months ended October 2, 2026 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(Dollars in millions)
For the three and nine months ended October 3, 2025	$727.8		$2,121.6
Components of Change:
Existing businesses (organic sales)(1)	13.9	1.9%	19.2	0.9%
Acquisitions(2)	77.3	10.6%	175.7	8.3%
Foreign currency translation(3)	5.5	0.8%	61.3	2.9%
Total Net sales growth	96.7	13.3%	256.2	12.1%
For the three and nine months ended October 2, 2026	$824.5		$2,377.7

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

Net sales from existing businesses increased by $13.9 million during the three months ended October 2, 2026, compared to the prior year period, driven by $18.7 million of customer pricing increases partially offset by a $4.8 million decrease in sales volume. The $18.7 million increase in customer pricing was largely driven by higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $4.8 million decrease in sales volume is primarily driven by lower volumes in South America, Mexico and the Middle East partially offset by increases in the United States, Canada and Asia. Additionally, there was an increase in Net sales from acquisitions attributable to EWM GmbH (“EWM”) and Eddyfi. Movements in foreign exchange rates resulted in a $5.5 million favorable currency translation impact.

Net sales from existing businesses increased by $19.2 million during the nine months ended October 2, 2026, compared to the prior year period, driven by $42.6 million of customer pricing increases partially offset by a $23.4 million decrease in sales volume due to drivers such as tariffs in the Americas, challenges in the Middle East related to the war in Iran and lower volumes in Russia. The $42.6 million increase in customer pricing was largely driven by higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $23.4 million decrease in sales volume occurred primarily during the first quarter as the tariff impacts in the second and third quarters of 2026 were comparable to the increased tariffs first imposed in April 2025. Additionally, the increase in Net sales from acquisitions was attributable to Bavaria Schweisstechnik (“Bavaria”), DeltaP s.r.l. (“DeltaP”), Aktiv Technologies Private Limited (“Aktiv”), EWM and Eddyfi. The changes in foreign exchange rates resulted in a $61.3 million favorable currency translation impact.

Sales excluding Russia

The following table presents the components of changes in our Net sales excluding Russia (“Core sales”) for the three and nine months ended October 2, 2026 compared to the prior year period.

	Three Months Ended		Nine Months Ended
	Core Sales(5)	Change %	Core Sales(5)	Change %
	(Dollars in millions)(1)
For the three and nine months ended October 3, 2025	$687.4		$2,012.7
Components of Change:
Existing businesses (organic sales)(2)	15.9	2.3%	25.2	1.3%
Acquisitions(3)	77.3	11.3%	175.7	8.7%
Foreign currency translation(4)	6.2	0.9%	53.9	2.7%
Total Core sales growth	99.4	14.5%	254.9	12.7%
For the three and nine months ended October 2, 2026	$786.8		$2,267.6

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
(5) Net sales relating to Russia were $37.7 million and $40.4 million for the three months ended October 2, 2026 and October 3, 2025, respectively, and $110.2 million and $108.8 million for the nine months ended October 2, 2026 and October 3, 2025, respectively.

Core sales from existing businesses increased by $15.9 million during the three months ended October 2, 2026, compared to the prior year period, driven by $17.0 million of customer pricing increases partially offset by a $1.1 million decrease in sales volume. The $17.0 million increase in customer pricing was largely driven by higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $1.1 million decrease in sales volume is primarily driven by lower volumes in South America, Mexico and the Middle East partially offset by increases in the United States, Canada and Asia. Additionally, the increase in Net sales from acquisitions was attributable to EWM and Eddyfi. The changes in foreign exchange rates resulted in a $6.2 million favorable currency translation impact.

Core sales from existing businesses increased by $25.2 million during the nine months ended October 2, 2026, compared to the prior year period, driven by $41.3 million of customer pricing increases partially offset by a $16.1 million decrease in sales volume. The $41.3 million increase in customer pricing was largely driven by higher materials costs resulting from factors such as tariffs in the Americas and rising oil prices caused by the war in Iran. The $16.1 million decrease in sales volume occurred primarily during the first quarter as the tariff impacts in the second and third quarters of 2026 were comparable to the increased tariffs first imposed in April 2025. Additionally, the increase in Net sales from acquisitions was attributable to Bavaria, DeltaP, Aktiv, EWM and Eddyfi. The changes in foreign exchange rates resulted in a $53.9 million favorable currency translation impact.

Operating Results
The following table summarizes our results for the comparable periods.

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Gross profit	$323.6	$269.3	$906.0	$790.5
Gross profit margin	39.3%	37.0%	38.1%	37.3%
Selling, general and administrative expense	$220.4	$158.3	$605.0	$454.8
Net income from continuing operations	$42.2	$65.3	$130.4	$207.7
Net income margin from continuing operations	5.1%	9.0%	5.5%	9.8%
Adjusted EBITDA (non-GAAP)	$159.0	$139.5	$446.9	$416.9
Adjusted EBITDA margin (non-GAAP)	19.3%	19.2%	18.8%	19.7%
Core adjusted EBITDA (non-GAAP)	$156.1	$133.4	$441.5	$399.8
Core adjusted EBITDA margin (non-GAAP)	19.8%	19.4%	19.5%	19.9%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges(1)	$11.3	$4.3	$39.8	$10.2
Acquisition-amortization and other related charges(2)	39.9	16.5	104.0	47.7
Interest expense and other, net	36.5	23.6	92.7	61.4
Income tax expense	13.3	17.7	38.1	56.5
Depreciation and other amortization	12.7	12.0	38.1	33.4
Other(3)	3.2	—	3.8	—
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)(4)	$3.0	$6.1	$5.4	$17.1

(1) Includes severance and other termination benefits, including outplacement services as well as the cost of relocating associates, relocating equipment, lease termination expenses, impairment of long-lived assets, costs associated with disposing of discontinued products and other costs in connection with the closure and optimization of facilities and product lines.
(2) Includes transaction, diligence and integration expenses totaling $8.8 million and $43.9 million for the three and nine months ended October 2, 2026, respectively, and $6.1 million and $20.4 million for the three and nine months ended October 3, 2025, respectively. Additionally, it includes amortization of intangibles and fair value step up on acquired inventories totaling $31.2 million and $60.1 million for the three and nine months ended October 2, 2026, respectively, and $10.3 million and $27.3 million for the three and nine months ended October 3, 2025, respectively.
(3) Includes the impact of the Performance Option Awards granted in June and July 2026. These awards were non-cash, one-time, non-recurring grants with a different structure and size than the Company’s annual equity compensation program totaling $2.8 million and $3.5 million for the three and nine months ended October 2, 2026, respectively. Refer to Note 12, “Equity” in the accompanying Notes contained elsewhere in this Form 10-Q for further details on these awards.
(4) Numbers calculated following the same definition as Adjusted EBITDA for total Company.

Third Quarter of 2026 Compared to Third Quarter of 2025

Gross profit increased by $54.3 million in the third quarter of 2026 compared to the prior year period primarily attributable to acquisitions, price increases and favorable tariff impact partially offset by higher material costs. Gross profit margin expanded 230 basis points primarily due to the aforementioned factors. Selling, general and administrative expense increased by $62.1 million in the third quarter of 2026 compared to the prior year period primarily due to acquisitions and related amortization and transaction costs as well as higher overall costs from general inflation and annual merit increase impact.

Restructuring and other related charges increased by $7.0 million in the third quarter of 2026 compared to the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Interest expense and other, net increased by $12.9 million due to a higher average outstanding debt balance. The effective tax rate of 23.9% for the quarter ended October 2, 2026 differed from the effective tax rate of 21.3% for the same period ended October 3, 2025 primarily due to the tax effects related to the Eddyfi acquisition.

Net income from continuing operations decreased $23.1 million primarily due to the aforementioned factors. Adjusted EBITDA increased $19.5 million and Core adjusted EBITDA increased $22.7 million compared to the same period in the prior year primarily due to the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $3.1 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand.

Nine Months Ended October 2, 2026 Compared to Nine Months Ended October 3, 2025

Gross profit increased $115.5 million in the nine months ended October 2, 2026 compared to the prior year period primarily attributable to acquisitions, favorable foreign exchange impact, favorable tariff impact and customer pricing increases partially offset by higher material costs, product mix and a decrease in sales volume. Gross profit margin expanded 80 basis points primarily due to the aforementioned factors. Selling, general and administrative expense increased $150.2 million in the nine months ended October 2, 2026 compared to the prior year period primarily due to acquisitions and related amortization and transaction costs as well as foreign exchange impact, higher overall costs from general inflation and annual merit increase impact.

Restructuring and other related charges increased by $29.6 million in the nine months ended October 2, 2026 compared to the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Interest expense and other, net increased by $31.3 million in the nine months ended October 2, 2026 compared to the prior year period due to a higher average outstanding debt balance as well as $4.8 million of fees associated with the Bridge Loan commitment that the Company entered into to fund the Eddyfi acquisition. The effective tax rate of 22.6% for the nine months ended October 2, 2026 differed from the effective tax rate of 21.4% for the same period ended October 3, 2025 primarily due to the tax effects related to the Eddyfi acquisition.

Net income from continuing operations decreased $77.3 million in the nine months ended October 2, 2026 compared to the prior year period primarily due to the aforementioned factors. Adjusted EBITDA increased $30.0 million and Core adjusted EBITDA increased by $41.7 million in the nine months ended October 2, 2026 compared to the same period in the prior year due to the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $11.7 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand.

Reportable Segments

We report results in two reportable segments: Americas and EMEA & APAC.

Americas

The following table summarizes selected financial data for our Americas segment:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Net sales	$337.4	$292.7	$941.6	$856.1
Gross profit	$139.3	$112.2	$377.2	$333.4
Gross profit margin	41.3%	38.3%	40.1%	38.9%
Selling, general and administrative expense	$104.5	$64.6	$257.4	$198.0
Adjusted EBITDA (non-GAAP)	$67.2	$57.3	$187.2	$168.5
Adjusted EBITDA margin (non-GAAP)	19.9%	19.6%	19.9%	19.7%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$11.1	$2.2	$38.4	$4.4
Acquisition - amortization and other related charges	26.0	5.8	51.9	21.5
Depreciation and other amortization	5.0	3.9	13.9	11.7
Other	$1.3	$—	$1.6	$—

Third Quarter of 2026 Compared to Third Quarter of 2025

Net sales in our Americas segment increased $44.7 million in the third quarter of 2026 compared with the prior year period. Net sales from existing business increased $2.3 million primarily due to $7.9 million of customer pricing increases partially offset by reduced sales volume of $5.6 million. The reduced sales volume is primarily driven by lower volumes in South America and Mexico partially offset by increases in the United States and Canada. The Eddyfi acquisition contributed to a $34.2 million increase in Net sales from acquisitions. In addition, there was $8.1 million of favorable currency translation. Gross profit increased by $27.2 million attributable to accretion from acquisitions, favorable tariff impact, customer pricing increases and favorable currency translation. These factors were partially offset by higher material costs and decreases in sales volume. Gross profit margin expanded approximately 300 basis points primarily due to the aforementioned factors. Selling, general and administrative expense increased by $39.9 million compared with the prior year primarily due to acquisitions and related amortization and transaction costs as well as higher overall costs from general inflation and annual merit increase impact. Restructuring and other related charges increased $8.9 million in the third quarter of 2026 compared with the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Adjusted EBITDA increased $9.9 million compared to the prior year period primarily due to the aforementioned factors.

Nine Months Ended October 2, 2026 Compared to Nine Months Ended October 3, 2025
Net sales in our Americas segment increased $85.5 million in the nine months ended October 2, 2026 compared with the prior year period. Net sales from existing business increased $14.1 million due to $25.2 million of customer pricing increases partially offset by reduced sales volumes of $11.1 million. The reduced sales volume is primarily driven by lower volumes in South America and Mexico partially offset by increases in the United States and Canada. The Eddyfi acquisition contributed to a $43.8 million increase in Net sales from acquisitions. In addition, there was a $27.6 million favorable increase in currency translation. Gross profit increased $43.8 million attributable to favorable foreign exchange impact, accretion from acquisitions, favorable tariff impact and customer pricing increases. These factors were partially offset by higher material costs and lower volume. Gross profit margin expanded approximately 120 basis points primarily due to the aforementioned factors. Selling, general and administrative expense increased $59.4 million compared with the prior year period primarily due to acquisitions and related amortization and transaction costs as well as higher overall costs from general inflation and annual merit increase impact. Restructuring and other related charges increased $33.9 million in the nine months ended October 2, 2026 compared with the prior year period primarily driven by strategic initiatives to improve margins in the Americas. Adjusted EBITDA increased $18.7 million compared to the prior year period primarily due to the aforementioned factors.

EMEA & APAC

The following table summarizes the selected financial data for our EMEA & APAC segment:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Net sales	$487.1	$435.1	$1,436.1	$1,265.4
Gross profit	$184.3	$157.1	$528.8	$457.2
Gross profit margin	37.8%	36.1%	36.8%	36.1%
Selling, general and administrative expense	$115.9	$93.8	$347.7	$256.8
Adjusted EBITDA (non-GAAP)	$91.9	$82.2	$259.8	$248.4
Adjusted EBITDA margin (non-GAAP)	18.9%	18.9%	18.1%	19.6%
Core adjusted EBITDA (non-GAAP)	$88.9	$76.1	$254.3	$231.2
Core adjusted EBITDA margin (non-GAAP)	19.8%	19.3%	19.2%	20.0%
Items excluded from Adjusted EBITDA:
Restructuring and other related charges	$0.2	$2.1	$1.4	$5.8
Acquisition - amortization and other related charges	13.9	10.7	52.1	26.2
Depreciation and other amortization	7.7	8.1	24.2	21.8
Other	1.9	—	2.3	—
Items excluded from Core adjusted EBITDA:
Adjusted EBITDA attributable to Russia (non-GAAP)	$3.0	$6.1	$5.4	$17.1

Third Quarter of 2026 Compared to Third Quarter of 2025

Net sales in our EMEA & APAC segment increased $52.0 million in the third quarter of 2026 compared with the prior year period. Net sales from existing business increased $11.6 million primarily resulting from $10.7 million increases in customer pricing as well as a $0.8 million increase in sales volume and new product initiatives. The increase in sales volume is primarily driven by increased volume in Asia largely offset by softness in the Middle East as a result of the war in Iran. The EWM and Eddyfi acquisitions contributed $43.2 million to Net sales from acquisitions. Furthermore, there was a $2.7 million unfavorable foreign currency impact. Gross profit increased by $27.2 million in the third quarter of 2026 compared with the prior year period, primarily due to accretion from acquisitions and customer pricing increases partially offset by higher material costs. Gross profit margin expanded approximately 170 basis points primarily due to the aforementioned factors. Selling, general and administrative expense increased $22.1 million in the third quarter of 2026 compared with the prior year period largely due to acquisitions and related transaction costs as well as higher overall costs from general inflation and annual merit increase impact. Adjusted EBITDA increased $9.6 million and Core adjusted EBITDA increased $12.8 million in the third quarter of 2026 compared with the prior year period primarily because of the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $3.1 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand and decreases in customer pricing notwithstanding increased material costs.
Nine Months Ended October 2, 2026 Compared to Nine Months Ended October 3, 2025
Net sales in our EMEA & APAC segment increased $170.7 million in the nine months ended October 2, 2026 compared with the prior year period. Net sales from existing business increased $5.0 million primarily resulting from increases in customer pricing partially offset by volume decreases related to challenges in the Middle East related to the war in Iran and lower volumes in Russia that were partially offset by volume growth in Asia. Furthermore, there was an increase of $131.9 million in Net sales from acquisitions from Bavaria, DeltaP, Aktiv, EWM and Eddyfi as well as $33.7 million in favorable foreign currency impact. Gross profit increased $71.6 million in the nine months ended October 2, 2026 compared with the prior year period due to accretion from acquisitions, favorable foreign exchange impact and customer pricing increases partially offset by higher material costs and lower sales volume. Selling, general and administrative expense increased $90.9 million in the nine months ended October 2, 2026 compared with the prior year period primarily due to acquisitions and related amortization and transaction costs as well as foreign exchange impact, higher overall costs from general inflation and annual merit increase impact. Adjusted EBITDA increased $11.4 million and Core adjusted EBITDA increased $23.1 million in the nine months ended October 2, 2026 compared with the prior year period primarily due to the aforementioned factors. Adjusted EBITDA attributable to Russia decreased by $11.7 million largely due to relocating the Russia manufacturing plant from an owned property to a leased property and expenses associated with this relocation project as well as shifting of product mix from higher to lower margin products in response to shifts in demand and decreases in customer pricing notwithstanding increased material costs.

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

As of October 2, 2026, we were in compliance with the covenants under the A&R Credit Agreement and the Indentures. The Company’s weighted average interest rate of borrowings under the A&R Credit Agreement and the Indentures was 5.40%, excluding accretion of deferred financing fees. As of the end of the third quarter, we had the capacity for additional indebtedness of up to $760 million available on the Revolving Facility. Additionally, we had the ability to incur $72.6 million of indebtedness pursuant to certain uncommitted credit lines, consisting primarily of an uncommitted credit line that we currently have in place, which we have used from time to time in the past for short-term working capital needs. Refer to Note 9, “Debt” and Note 10, “Derivatives” in the accompanying Notes contained elsewhere in this Form 10-Q for more information related to the Company’s debt and derivative instruments. We believe that we could raise additional funds in the form of debt or equity if we determined it to be appropriate for strategic acquisitions or other corporate purposes. We believe that our sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for the next twelve months and thereafter.

Mandatory Convertible Preferred Stock (“MCPS”) and Common Stock Issuances

On June 1, 2026, substantially concurrently with the closing of the Eddyfi acquisition, the Company completed the previously announced private placements of (i) 175,000 shares of its 6.50% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, pursuant to that certain Preferred Stock Purchase Agreement dated February 2, 2026, between the Company and certain institutional investors thereto for aggregate gross proceeds of approximately $175.0 million and (ii) 1,254,255 shares of its Common stock, par value $0.001 per share, in accordance with that certain Common Stock Purchase Agreement dated February 2, 2026 between the Company and certain institutional investors thereto for aggregate gross proceeds of approximately $143 million. The MCPS shares accrue cumulative dividends at a rate of 6.50% per annum ($65.00 per share per annum), payable in cash quarterly when, as and if declared. Refer to Note 12, “Equity” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

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

Cash Flows

As of October 2, 2026, the Company had $188.6 million of Cash and cash equivalents, an increase of $2.8 million from the balance of $185.9 million as of December 31, 2025.

The following table summarizes the change in Cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 2, 2026	October 3, 2025
	(In millions)(1)
Net cash provided by operating activities	$153.0	$163.5
Purchases of property, plant and equipment	(49.7)	(27.7)
Proceeds from sale of property, plant and equipment	0.7	4.7
Acquisitions, net of cash received	(1,469.4)	(439.7)
Other investing	—	0.5
Net cash used in investing activities	(1,518.3)	(462.1)
Proceeds from issuance of Preferred stock, net	171.1	—
Proceeds from issuance of Common stock, net	139.8	—
Proceeds from borrowings on Senior Notes	1,000.0	—
Repayments of borrowings on Term Loans	—	(10.0)
Proceeds from borrowings on revolving credit facilities and other	1,021.9	359.6
Repayments of borrowings on revolving credit facilities and other	(917.9)	(90.4)
Payment of debt issuance costs	(17.7)	—
Payment of dividends	(19.7)	(15.8)
Payment of preferred dividends	(1.4)	—
Distributions to noncontrolling interest holders	(2.2)	(3.1)
Other financing	(5.7)	(13.0)
Net cash provided by financing activities	1,368.2	227.3
Effect of foreign exchange rates on Cash and cash equivalents	(0.1)	40.1
Increase (decrease) in Cash and cash equivalents	$2.8	$(31.1)

(1) Numbers may not sum due to rounding.

Cash flows from operating activities can fluctuate significantly from period to period due to changes in working capital and the timing of payments for items such as pension funding, asbestos-related costs and restructuring program funding. Changes in significant operating cash flow items are discussed below.

•Operating cash flow for the nine months ended October 2, 2026 decreased largely due to Net income being lower partially offset by higher depreciation and amortization as well as stock-based compensation expense and better working capital performance than in the prior year period.

•Discontinued operations for the nine months ended October 2, 2026 and October 3, 2025 included outflows of $15.5 million and $10.8 million, respectively, which were primarily asbestos-related.

•Restructuring initiative payments were $38.7 million and $8.8 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. Refer to Note 8, “Accrued and Other liabilities” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

•Acquisition-related payments were $22.1 million and $16.6 million for the nine months ended October 2, 2026 and October 3, 2025, respectively, which were related to due diligence, transaction and other related costs.

Cash flows used in investing activities during the nine months ended October 2, 2026 are primarily comprised of the Eddyfi acquisition for $1.5 billion, net of cash received in addition to purchases of property, plant and equipment.

Cash flows provided by financing activities during the nine months ended October 2, 2026 are primarily comprised of the proceeds from borrowings on the 2031 Senior Notes and the revolving facilities as well as proceeds from the issuance of Common stock and MCPS in connection with the Eddyfi acquisition. This activity was partially offset by repayments of borrowings on the revolving facilities, debt issuance costs and payment of dividends as well as other immaterial financing activity.

Our Cash and cash equivalents as of October 2, 2026 included $176.5 million held in jurisdictions outside the United States. Repatriation of cash into the United States may be subject to withholding taxes, other international and local statutory restrictions and regulations and minority owner distributions.

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

Interest Rate Risk

In 2025, we entered into a term loan facility and a revolving credit facility pursuant to the terms of the A&R Credit Agreement. Refer to Note 9, “Debt” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information. We are exposed to interest rate risk on the variable-rate term loans under these facilities. Based on variable-rate borrowings outstanding as of October 2, 2026, a hypothetical increase in interest rates of 1% would have increased annualized interest expense by approximately $6.5 million. Based on variable-rate borrowings outstanding as of October 3, 2025, a hypothetical increase in interest rates of 1% would have increased annualized interest expense by approximately $6.0 million.

Exchange Rate Risk

We have manufacturing sites throughout the world and sell our products globally. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the nine months ended October 2, 2026, approximately 78% of our sales were derived from operations outside the United States. We have significant manufacturing operations in European countries that are not part of the Eurozone. Sales are more highly weighted toward the Euro and U.S. Dollar. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense as well as cash needs from contractual liabilities, we regularly enter into currency swaps and forward contracts.

We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the AOCL component of Equity. A 10% depreciation in major currencies relative to the U.S. Dollar as of October 2, 2026 would result in a reduction in Equity of approximately $218 million. A 10% depreciation in major currencies relative to the U.S. Dollar as of October 3, 2025 would have resulted in a reduction in Equity of approximately $240 million. As of October 2, 2026, we have eight fixed-to-fixed cross-currency swaps, which are expected to provide a hedge to a portion of our European net asset position. See Note 10, “Derivatives” in our Notes contained elsewhere in this Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q.
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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward Looking Statements,” in Part I. Item 2, you should carefully consider the factors discussed in the “Risk Factors” section of the Company’s 2025 Form 10-K filed with the SEC on February 20, 2026, as updated by the “Risk Factors” section in Part II. Item 1A of the Company’s Form 10-Q for the quarterly period ended July 3, 2026 filed with the SEC on August 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans

On August 28, 2026, Mr. Shyam P. Kambeyanda, President and Chief Executive Officer and director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to (i) 24,888 shares of Company common stock between November 30, 2026 and February 22, 2027, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 23, 2027 and (ii) 18,539 shares of Company common stock between November 30, 2026 and August 26, 2027, subject to certain conditions, all of which shares are to be acquired upon exercise of employee stock options scheduled to expire on February 21, 2028.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2026 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: ESAB Corporation

By:

/s/ Shyam P. Kambeyanda	President and Chief Executive Officer
Shyam P. Kambeyanda	(Principal Executive Officer)	November 4, 2026

/s/ R. Brent Jones	Executive Vice President and Chief Financial Officer
R. Brent Jones	(Principal Financial Officer)	November 4, 2026

/s/ Julie Han	Controller and Chief Accounting Officer
Julie Han	(Principal Accounting Officer)	November 4, 2026